Form 10-Q
period 1996-03-31
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1996-06-03
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
             March 31, 1996 or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

             Commission file number 0-28206


                    Integrated Systems Consulting Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                     23-2528944
- - -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


         575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (610) 989-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes   X   No       (2) Yes      No   X
                                           -----    -----         ----    -----

There were 8,507,853 shares of the registrant's common stock, par value $.005 per share, outstanding at May 31, 1996.

                    Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)
- - -------------------------------------------------------------------------------

                                                                March 31,
                                                                  1996       December 31,
                                                               (Unaudited)      1995
                                                              ------------  --------------
Assets
Current assets:
  Cash and cash equivalents                                   $        517  $      2,479
  Accounts receivable:
    Trade, net of reserves of $215 and $200                          5,230         3,139
    Unbilled                                                           187           133
  Prepaid expenses                                                     640           204
  Other current assets                                                  52           112
                                                              ------------  ------------
Total current assets                                                 6,626         6,067
                                                              ------------  ------------
Property and equipment, net                                          1,540         1,412
Other assets                                                           392           107
                                                              ------------  ------------
                                                              $      8,558  $      7,586
                                                              ============  ============

Liabilities and stockholders equity
Current liabilities:
  Accounts payable and accrued expenses                       $      1,304  $        970
  Accrued compensation payable                                         606           746
  Current portion of long-term debt                                     10            10
  Income taxes payable                                                 587           400
  Deferred income taxes                                                370           600
                                                              ------------  ------------
Total current liabilities                                            2,877         2,726
                                                              ------------  ------------
Long-term debt, net of current portion                                  11            14
                                                              ------------  ------------
Commitments

Stockholders equity:
  Preferred stock, $1.00 par value, 500,000 shares authorized;          -             -
  Common stock, $.005 par value, 25,000,000 shares
    authorized; 7,037,113 and 7,017,541 shares issued                   35            35
  Additional paid-in capital                                         2,715         2,711
  Retained earnings                                                  3,618         2,772
                                                              ------------  ------------
                                                                     6,368         5,518
                                                              ------------  ------------
  Treasury stock, at cost, 1,419,660 and 1,411,860
   common share                                                       (698)         (672)
                                                              ------------  ------------

                                                                     5,670         4,846
                                                              ------------  ------------
                                                              $      8,558  $      7,586
                                                              ============  ============

See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited



                                                          Three Months Ended
                                                                March 31
- - -------------------------------------------------------------------------------
                                                           1996          1995
                                                       ------------  ------------
Revenues                                               $      7,065  $      4,670
Operating expenses:
  Direct costs                                                3,905         2,781
  Selling expenses                                              393           235
  General and administrative expenses                         1,305           940
                                                       ------------  ------------
Total operating expenses                                      5,603         3,956
                                                       ------------  ------------
Income from operations                                        1,462           714
                                                       ------------  ------------
Interest income                                                  24            10
Interest expense                                                 (2)          (38)
                                                       ------------  ------------
Income before income taxes                                    1,484           686
Provision for income taxes                                      638           295
                                                       ------------  ------------
Net income                                             $        846  $        391
                                                       ============  ============
Net income per common share                            $        .13  $        .07
                                                       ============  ============
Shares used in computing net income per common share          6,274         5,734
                                                       ============  ============






See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited

- - -------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                   March 31

                                                              1996          1995
                                                          ------------  ------------
Cash flows from operating activities:
  Net income                                              $        846  $        391
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                132            53
      Deferred income tax provision (benefit)                     (230)         (247)
      Changes in assets and liabilities:
        Accounts receivable                                     (2,145)         (874)
        Prepaid expenses                                          (436)           65
        Other assets                                              (225)         (117)
        Accounts payable and accrued expenses                      334           (24)
        Accrued compensation payable                              (140)          125
        Income taxes payable                                       187           415
                                                          ------------  ------------
Net cash used in operating activities                           (1,677)         (213)
                                                          ------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment                             (260)         (190)
                                                          ------------  ------------
Cash flows from financing activities:
  Repayment of capital lease obligations                            (3)           (3)
  Repayments on bank debt                                           -            (47)
  Purchase of treasury stock                                       (26)           (7)
  Proceeds from issuance of common stock                             4             3
                                                          ------------  ------------
Net cash used in financing activities                              (25)          (54)
                                                          ------------  ------------
Net decrease in cash and cash equivalents                       (1,962)         (457)
Cash and cash equivalents, beginning                             2,479           757
                                                          ------------  ------------
Cash and cash equivalents, ending                         $        517  $        300
                                                          ============  ============
Supplemental disclosure of cash flow information:
  Interest paid                                           $         -   $         37
  Income taxes paid                                       $        681  $        138



See accompanying notes to consolidated financial statements.

                    Integrated Systems Consulting Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's registration statement on Form S-1.

2. On May 31, 1996, the Company completed its initial public offering ("offering"). The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.7 million. The proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds may be used for acquisitions, although the Company is not currently engaged in any acquisition negotiations.

3. Net income per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding. As required by a Staff Accounting Bulletin issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the offering, discussed above, have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and assuming an initial public offering price of $5.00 per share).

4. Effective January 1, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material impact on the Company's results of operations or financial position.

      Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock- Based Compensation." SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under APB 25 "Accounting for Stock
      Issued to Employees" with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company will continue to apply APB 25 for future stock options and stock based awards, and accordingly, the adoption of SFAS 123 did not have an impact on the Company's results of operations or financial position.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

First Quarter 1996 as compared to First Quarter 1995

Revenue. The Company's revenues for the quarter ended March 31, 1996 increased by $2.4 million or 51.3% to $7.1 million from $4.7 million in 1995. Approximately 61% of this increase resulted from an increase in the volume of technical employee hours billed and approximately 39% of the increase resulted from an increase in aggregate average billing rates during the first quarter of 1996 as compared with the corresponding period in 1995. For the quarter, the percentage of revenue from clients in the pharmaceutical industry was 57.8% compared to 62.4% in 1995 and the percentage of revenues from clients in the software development industry was 11.9% compared to 9.0% in 1995.


Direct costs. Direct costs for the quarter ended March 31, 1996 increased by $1.1 million or 40.4% to $3.9 million from $2.8 million in 1995. This increase is principally due to an increase in the number of professional staff to 273 technical personnel at March 31, 1996 from 204 at March 31, 1995. As a percentage of revenues, direct costs declined to 55.3% for the first quarter of 1996 from 59.6% for the first quarter of 1995. This decline results from the fact that revenues increased by 51.3% while direct costs increased at a lesser rate of 40.4%. Due to competition for information services professionals the Company anticipates that it will experience higher payroll and payroll related costs and, therefore, direct costs as a percentage of revenue may be higher during the balance of 1996.


Selling expenses. Selling expenses for the quarter ended March 31, 1996 increased by $158,000 to $393,000 from $235,000 in the corresponding period in 1995. This increase is principally due to the increase in the number of sales and marketing personnel to nine at March 31, 1996 from six at March 31, 1995 and to the addition of a Vice President of Sales in November of 1995.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 1996 increased by $365,000 or 38.5% to $1.3 million from $940,000 in the corresponding period in 1995. This increase is primarily due to increases in office rent and related facility costs, administrative payroll and payroll related costs, and depreciation expense. As a percentage of revenues, general and administrative expenses declined to 18.5% for the first quarter of 1996 from 20.1% for the first quarter of 1995. The Company anticipates that this trend may not continue for the balance of the year principally due to expected increases in leased office space, incremental administrative costs to support public company compliance, reporting and other requirements and increases in depreciation expense.

Liquidity and Capital Resources:


Cash and cash equivalents were approximately $517,000 at March 31, 1996.


On May 31, 1996, the Company completed its offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.7 million. The proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds may be used for acquisitions, although the Company is not currently engaged in any acquisition negotiations.

The Company currently anticipates that the net proceeds received from the offering together with cash generated from operations and existing cash balances will be sufficient to satisfy its operating requirements and ordinary capital spending for the foreseeable future. Should the Company's business expand more rapidly than expected, the Company believes that its existing and additional bank credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund growth opportunities, including acquisitions.


Statements made in this filing other than historical facts are forward-looking statements that involve risk and uncertainties and are subject to change at any time. The Company has derived such forward-looking statements from its operating budgets and forecasts which are based upon detailed assumptions about many important factors such as client demand, economic and market conditions, competitive activities, dependence on the pharmaceutical industry, attraction and retention of technical employees, concentration and mix of revenues, and other factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the likelihood of the occurrence of and the impact of these factors. Accordingly, actual results may differ materially from predicted results. These factors, as and when applicable, are discussed in the Company's filing with the Securities and Exchange Commission, in particular its recent Form S-1.

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings:  None

         Item 2.  Changes in Securities:  None

         Item 3.  Defaults Upon Senior Securities:  None

         Item 4.  Submission of Matters to a Vote of Security Holders: None

         Item 5.  Other Information:  None

         Item 6.  Exhibits and Reports on Form 8-K:

                  (a)  Exhibits:

                       11   Computation of Net Income Per Share

                       27.1 Financial Data Schedule

                  (b)  Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Integrated Systems Consulting Group, Inc.


Date:  June 3, 1996                By: /s/DAVID S. LIPSON
                                       ----------------------------
                                       David S. Lipson
                                       Chairman, Chief Executive Officer,
                                         President and Treasurer

Date:  June 3, 1996                By: /s/DAVID D. GATHMAN
                                       ----------------------------
                                       David D. Gathman
                                       Chief Operating Officer, Vice President,
                                         Secretary and Assistant Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION

11                         Computation of Net Income Per Share

27.1                       Financial Data Schedule