Form 10-Q/A
period 1996-03-31
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1996-07-12
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
             March 31, 1996 or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

             Commission file number 0-28206


                    Integrated Systems Consulting Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                     23-2528944
- -------------------------------               ---------------------------------
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

There were 7,807,853 shares of the registrant's common stock, par value $.005 per share, outstanding at May 31, 1996.

Integrated Systems Consulting Group, Inc. (the "Company") is filing this Form 10-Q/A in order to amend the number of shares of common stock of the Company outstanding at May 31, 1996 as set forth on the cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which was filed on June 3, 1996 (the "Original 10-Q"). No items or exhibits of the Original 10-Q are amended hereby.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Integrated Systems Consulting Group, Inc.


Date:  July 12, 1996                By: /s/DAVID D. GATHMAN
                                       ----------------------------
                                       David D. Gathman
                                       Chief Operating Officer, Vice President,
                                         Secretary and Assistant Treasurer

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION

*11                        Computation of Net Income Per Share

*27.1                      Financial Data Schedule

- --------
* Previously filed.