Form 10-Q
period 1996-06-30
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1996-08-13
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
             June 30, 1996 or
             -------------

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

             Commission file number 0-28206


                    Integrated Systems Consulting Group, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Pennsylvania                             23-2528944
- -----------------------------------       -----------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)


         575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087
- ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (610) 989-7000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No _
                                      ---
There were 7,831,703 shares of the registrant's common stock, par value
$.005 per share, outstanding at August 7, 1996.

                    Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K



Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

==================================================================================================================================
                                                                                        June 30,
                                                                                          1996               December 31,
                                                                                       (Unaudited)                1995
                                                                                       ------------          ------------
Assets
Current assets:
     Cash and cash equivalents                                                         $      9,528                 2,479
     Accounts receivable:
        Trade, net of reserves of $215 and $200                                               5,901                 3,139
        Unbilled                                                                                 89                   133
     Prepaid expenses                                                                           475                   204
     Other current assets                                                                       349                   112
                                                                                       ------------          ------------

Total current assets                                                                         16,342                 6,067

Property and equipment, net                                                                   2,111                 1,412
Other assets                                                                                    206                   107
                                                                                       ------------          ------------

                                                                                         $   18,659              $  7,586
                                                                                        ============         ============
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                               $    1,257              $    970
     Accrued compensation payable                                                               710                   746
     Current portion of long-term debt                                                           10                    10
     Income taxes payable                                                                       293                   400
     Deferred income taxes                                                                      370                   600
                                                                                        ============         ============
Total current liabilities                                                                     2,640                 2,726
                                                                                        ------------         ------------

Long-term debt, net of current portion                                                            9                    14
                                                                                        ===========          ============
Commitments

Stockholders' equity:
     Preferred stock, $1.00 par value, 500,000 shares authorized; none issued                   --                      --
     Common stock, $.005 par value, 25,000,000 shares
         authorized; 9,246,383 and 7,017,541 shares issued                                        46                    35
     Additional paid-in capital                                                               12,320                 2,711
     Retained earnings                                                                         4,342                 2,772
                                                                                        ============          ============
                                                                                              16,708                 5,518

     Treasury stock, at cost, 1,419,660 and 1,411,860 common shares                             (698)                 (672)
                                                                                        ------------          ------------

                                                                                              16,010                 4,846
                                                                                        ------------          ------------
                                                                                          $   18,659             $   7,586
                                                                                        ============          ============

           See accompanying notes to consolidated financial statements.

 Integrated Systems Consulting Group, Inc.

 Consolidated Statements of Operations
 (in thousands, except per share data)
 Unaudited

                                                              Three Months Ended                             Six Months Ended
                                                                   June 30                                        June 30
===================================================================================================================================
                                                          1996                 1995                   1996                    1995
                                                       ---------            ---------              ---------               --------
 Revenues                                               $  7,444            $   4,959              $  14,509               $  9,629
 Operating expenses:
      Direct Costs                                         4,249                2,901                  8,154                  5,682
      Selling expenses                                       368                  252                    761                    487
      General and administrative expenses                  1,610                1,009                  2,915                  1,949
                                                       =========            =========              =========               ========
 Total operating expenses                                  6,227                4,162                 11,830                  8,118
                                                       =========            =========              =========               ========

 Income from operations                                    1,217                  797                  2,679                  1,511

 Interest income                                              53                    7                     75                     17
 Interest expense                                             --                  (38)                    --                    (76)
                                                       =========            =========              =========               ========
 Income before income taxes                                1,270                  766                  2,754                  1,452
 Provision for income taxes                                  546                  329                  1,184                    624
                                                       ---------            ---------              ---------               --------

 Net income                                            $     724             $    437               $  1,570                $   828
                                                       =========            =========              =========               ========

 Net income per common share:
      Primary                                           $    .10             $    .07               $    .23                $   .14
                                                       =========            =========              =========               ========
      Fully diluted                                     $    .10             $    .07               $    .22                $   .14
                                                       =========            =========              =========               ========

 Shares used in computing
   net income per common share:
      Primary                                              7,584               5,844                   6,930                  5,789
                                                       =========            =========              =========               ========
      Fully diluted                                        7,589               5,844                   7,231                  5,789
                                                       =========            =========              =========               ========




          See accompanying notes to consolidated financial statements.

 Integrated Systems Consulting Group, Inc.

 Consolidated Statements of Cash Flows
 (in thousands)
 Unaudited

                                                                                Six Months Ended
                                                                                    June 30
=========================================================================================================
                                                                            1996                 1995
                                                                        -----------           ----------
 Cash flows from operating activities:
     Net income                                                         $   1,570             $     828
     Adjustments to reconcile net income to
         net cash provided by operating activities:
             Depreciation and amortization                                    291                   119
             Deferred income tax benefit                                     (230)                 (247)
             Changes in assets and liabilities:
                  Accounts receivable                                      (2,718)               (1,173)
                  Prepaid expenses                                           (271)                 (122)
                  Other assets                                               (336)                   63
                  Accounts payable and accrued expenses                       207                    45
                  Accrued compensation payable                                (36)                  252
                  Income taxes payable                                       (107)                  471
                                                                         --------              --------
 Net cash (used in) provided by operating activities                       (1,630)                  236
                                                                         --------              --------

 Cash flows from investing activities:
     Purhases of property and equipment                                      (990)                 (514)
                                                                         --------              --------

 Cash flows from financing activities:
     Repayment of capital lease obligations                                    (5)                   (5)
     Repayments on bank debt                                                   --                   (95)
     Purchase of treasury stock                                               (26)                   (7)
     Proceeds from issuance of common stock                                 9,700                   990
                                                                         --------              --------

 Net cash provided by financing activities                                  9,669                   883
                                                                         --------              --------

 Net increase in cash and cash equivalents                                  7,049                   605
 Cash and cash equivalents, beginning                                       2,479                   757
                                                                         --------              --------

 Cash and cash equivalents, ending                                       $  9,528              $  1,362
                                                                         ========              ========
 Supplemental disclosure of cash flow information:
     Interest paid                                                       $     --              $     74
     Income taxes paid                                                   $  1,827              $    427



          See accompanying notes to consolidated financial statements.

                    Integrated Systems Consulting Group, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

  1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's registration statement on Form S-1.


  2. On May 31, 1996, the Company completed its initial public offering ("Offering"). The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.7 million. The proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds may be used for acquisitions.

  3. Net income per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding. As required by a Staff Accounting Bulletin issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the Offering, discussed above, have been included in the calculation as if they were outstanding on January 1, 1995. Fully diluted net income per common share for the six-month periods is computed separately from, and differently than, each of the individual quarters that comprise the six months. As a result, for 1996, fully diluted net income per common share for the six-month period does not equal the sum of fully diluted net income per common share for each of the quarters.


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

     Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under APB 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company will continue to apply APB 25 for future stock options and stock based awards, and accordingly, the adoption of SFAS 123 did not have an impact on the Company's results of operations or financial position.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenue. The Company's revenues for the quarter and six month periods ended June 30, 1996 increased by $2.5 million, or 50.1%, and $4.9 million, or 50.7%, compared to the corresponding periods in 1995. Approximately 66% and 64% of this increase resulted from an increase in the volume of technical employee hours billed and approximately 34% and 36% of the increase resulted from an increase in aggregate average rates for hours billed during the quarter and six month. For the quarter ended June 30, 1996, the percentage of revenue from clients in the pharmaceutical industry was 59.2% compared to 63.6% in 1995 and the percentage of revenues from clients in the software development industry was 12.0% compared to 5.7% in 1995. For the six month period ended June 30, 1996, the percentage of revenue from clients in the pharmaceutical industry was 58.5% compared to 63.0% in 1995 and the percentage of revenues from clients in the software development industry was 12.0% compared to 7.3% in 1995.

Direct costs. Direct costs for the quarter and six month periods ended June 30, 1996 increased by $1.3 million, or 46.5%, and $2.5 million, or 43.5%, compared to the corresponding periods in 1995. These increases are principally due to an increase in the number of professional staff to 299, technical personnel at June 30, 1996 from 224 at June 30, 1995. The Company increased its professional staff by 45 technical personnel at June 30, 1996 from 254 at December 31, 1995 and 75 technical personnel from June 30, 1995. As a percentage of revenues, direct costs declined to 57.1% and 56.2% for the quarter and six month periods ended June 30, 1996 from 58.5% and 59.1% for the corresponding periods in 1995. These declines result primarily from increases in aggregate average billing rates during the first half of 1996 that exceeded increases in payroll and related expenses for the Company's technical personnel. In response to such billing rate increases and to competition for information services professionals in general, during the second quarter the Company increased the compensation levels for a number of its technical professionals. As a result, the Company anticipates that direct costs as a percentage of revenues will be higher during the balance of 1996 than in the quarter ended June 30, 1996.

Selling expenses. Selling expenses for the quarter and six month periods ended June 30, 1996 increased by $116,000 to $368,000 from $252,000 and by $274,000 to
$761,000 from $487,000 in the corresponding periods in 1995. This increase is principally due to the increase in the number of sales and marketing personnel to 11 at June 30, 1996 from six at June 30, 1995 and to the addition of a Vice President of Sales in November of 1995. As a percentage of revenues, selling expenses were 4.9% and 5.3% for the quarter and six month periods ended June 30, 1996 compared to 5.1% and 5.1% for the corresponding periods in 1995.

General and administrative expenses. General and administrative expenses for the quarter and six month periods ended June 30, 1996 increased by $601,000 to $1.6 million from $1.0 million and by $966,000 to $2.9 million from $1.9 million in the corresponding periods in 1995. This increase is primarily due to increases in office rent and related facility costs, administrative payroll and payroll related costs, and depreciation expense. As a percentage of revenues, general and administrative expenses were 21.6% and 20.1% for the quarter and six month periods ended June 30, 1996 compared to 20.4% and 20.2% for the quarter and six month periods of 1995. The Company anticipates that for the balance of 1996 general and administrative expenses, as a percentage of revenue, will approximate the percentage for the quarter ended June 30, 1996.

Liquidity and Capital Resources:

Cash and cash equivalents increased $7.0 million to $9.5 million at June 30, 1996 from $2.5 million at December 31, 1995. The increase resulted primarily from the offering proceeds, offset by working capital requirements, payments for income taxes and capital expenditures. At June 30, 1996 cash equivalents were invested in institutional money-market funds and master repurchase agreements. By policy, the Company places its investments in high credit-quality instruments.

On May 31, 1996, the Company completed its Offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.7 million. The proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds may be used for acquisitions.

The Company currently anticipates that the net proceeds received from the Offering together with cash generated from operations and existing cash balances will be sufficient to satisfy its operating requirements and ordinary capital spending for the foreseeable future. Should the Company's business expand more rapidly than expected, the Company's $1.0 million bank line of credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund growth opportunities, including acquisitions.

Statements made in this filing other than historical facts are forward-looking statements that involve risk and uncertainties and are subject to change at any time. The Company has derived such forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as client demand, economic and market conditions, competitive activities, dependence on the pharmaceutical industry, attraction and retention of technical employees, concentration and mix of revenues, and other factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the likelihood of the occurrence of and the impact of these factors. Accordingly, actual results may differ materially from predicted results. These factors, as and when applicable, are discussed in the Company's filing with the Securities and Exchange Commission, in particular its recent Form S-1.

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



                                    Integrated Systems Consulting Group, Inc.


Date:  August 13, 1996              By: /s/DAVID S. LIPSON
                                        ------------------------------------
                                        David S. Lipson
                                        Chairman, Chief Executive Officer,
                                          President and Treasurer

Date:  August 13, 1996              By: /s/DAVID D. GATHMAN
                                        ------------------------------------
                                        David D. Gathman
                                        Chief Operating Officer, Vice President,
                                          Secretary and Assistant Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION

11                         Computation of Net Income Per Share

27.1                       Financial Data Schedule