Form 10-Q
period 1996-09-30
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1996-11-14
CIK 1007020

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
             September 30, 1996 or
             ------------------

     [  ]    Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the transition period from _____ to _____

             Commission file number 0-28206


                   Integrated Systems Consulting Group, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Pennsylvania                                23-2528944
   -------------------------------          ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


        575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087
        --------------------------------------------------------------
         (Address of principal executive offices, including zip code)



                                (610) 989-7000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

There were 7,842,193 shares of the registrant's common stock, par value $.005 per share, outstanding at November 11, 1996.

                   Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K



Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,
                                                                                           1996            December 31,
                                                                                       (Unaudited)             1995
                                                                                      ---------------     ---------------
Assets
Current assets:
     Cash and cash equivalents                                                        $        9,517      $        2,479
     Short-term investments, at cost, which approximates market                                  391                   -
     Accounts receivable:
         Trade, net of reserves of $194 and $200                                               5,907               3,139
         Unbilled                                                                                139                 133
     Prepaid expenses                                                                            742                 204
     Other current assets                                                                         58                 112
                                                                                      ---------------     ---------------

Total current assets                                                                          16,754               6,067

Property and equipment, net                                                                    2,486               1,412
Other assets                                                                                     150                 107
                                                                                      ---------------     ---------------

                                                                                      $       19,390      $        7,586
                                                                                      ===============     ===============

Liabilities and stockholders equity
Current liabilities:
     Accounts payable and accrued expenses                                            $        1,066      $          970
     Accrued compensation payable                                                                810                 746
     Current portion of long-term debt                                                            10                  10
     Income taxes payable                                                                        145                 400
     Deferred income taxes                                                                       370                 600
                                                                                      ---------------     ---------------
Total current liabilities                                                                      2,401               2,726
                                                                                      ---------------     ---------------

Long-term debt, net of current portion                                                             6                  14
                                                                                      ---------------     ---------------

Commitments

Stockholders' equity:
     Preferred stock, $1.00 par value, 500,000 shares authorized; none issued                      -                   -
     Common stock, $.005 par value, 25,000,000 shares
         authorized; 9,257,521 and 7,017,541 shares issued                                        46                  35
     Additional paid-in capital                                                               12,610               2,711
     Retained earnings                                                                         5,025               2,772
                                                                                      ---------------     ---------------
                                                                                              17,681               5,518

     Treasury stock, at cost, 1,419,660 and 1,411,860 common shares                             (698)               (672)
                                                                                      ---------------     ---------------
                                                                                              16,983               4,846
                                                                                      ---------------     ---------------

                                                                                      $       19,390      $        7,586
                                                                                      ===============     ===============

See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited

                                                       Three Months Ended                       Nine Months Ended
                                                          September 30                            September 30
---------------------------------------------------------------------------------------------------------------------------
                                                    1996                1995                1996                1995
                                               ---------------     ---------------     ----------------    ----------------

Revenues                                       $        7,538      $        5,470      $        22,047     $        15,099
Operating expenses:
     Direct costs                                       4,451               3,230               12,605               8,912
     Selling expenses                                     458                 261                1,219                 748
     General and administrative expenses                1,567               1,013                4,482               2,962
                                               ---------------     ---------------     ----------------    ----------------
Total operating expenses                                6,476               4,504               18,306              12,622
                                               ---------------     ---------------     ----------------    ----------------

Income from operations                                  1,062                 966                3,741               2,477

Interest income                                           138                  28                  213                  45
Interest expense                                            -                 (18)                   -                 (94)
                                               ---------------     ---------------     ----------------    ----------------
Income before income taxes                              1,200                 976                3,954               2,428
Provision for income taxes                                517                 420                1,701               1,044
                                               ---------------     ---------------     ----------------    ----------------
Net income                                     $          683      $          556      $         2,253     $         1,384
                                               ===============     ===============     ================    ================

Net income per common share:
     Primary                                   $          .08      $          .09      $           .30     $           .23
                                               ===============     ===============     ================    ================
     Fully diluted                             $          .08      $          .09      $           .29     $           .23
                                               ===============     ===============     ================    ================

Shares used in computing
  net income per common share:
     Primary                                            9,000               6,156                7,620               5,911
                                               ===============     ===============     ================    ================
     Fully diluted                                      9,041               6,156                7,839               5,911
                                               ===============     ===============     ================    ================

See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited

                                                                                            Nine Months Ended
                                                                                               September 30
------------------------------------------------------------------------------------------------------------------------

                                                                                        1996                 1995
                                                                                   ----------------     ----------------
Cash flows from operating activities:
     Net income                                                                    $         2,253      $         1,384
     Adjustments to reconcile net income to
         net cash (used in) provided by operating activities:
             Depreciation and amortization                                                     489                  203
             Deferred income tax benefit                                                      (230)                (247)
             Changes in assets and liabilities:
                 Accounts receivable                                                        (2,774)              (1,314)
                 Prepaid expenses                                                             (538)                 (88)
                 Other assets                                                                   11                   64
                 Accounts payable and accrued expenses                                          96                   96
                 Accrued compensation payable                                                   64                  458
                 Income taxes payable                                                         (255)                 130
                                                                                   ----------------     ----------------

Net cash (used in) provided by operating activities                                           (884)                 686
                                                                                   ----------------     ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                                    (1,563)                (767)
     Purchase of short-term investments                                                       (391)                   -
                                                                                   ----------------     ----------------

Net cash used in investing activities                                                       (1,954)                (767)
                                                                                   ----------------     ----------------

Cash flows from financing activities:
     Repayment of capital lease obligations                                                    (8)                  (7)
     Repayment of note payable to stockholder                                                    -               (1,350)
     Repayments on bank debt                                                                     -                 (216)
     Purchase of treasury stock                                                                (26)                 (7)
     Proceeds from issuance of common stock                                                  9,910                2,710
                                                                                   ----------------     ----------------

Net cash provided by financing activities                                                    9,876                1,130
                                                                                   ----------------     ----------------

Net increase in cash and cash equivalents                                                    7,038                1,049
Cash and cash equivalents, beginning                                                         2,479                  757
                                                                                   ----------------     ----------------

Cash and cash equivalents, ending                                                  $         9,517      $         1,806
                                                                                   ================     ================

Supplemental disclosure of cash flow information:
     Interest paid                                                                 $             1      $            91
     Income taxes paid                                                             $         2,185      $         1,188

Noncash investing and financing transactions:
     Conversion of accounts receivable to note receivable                          $            94      $           100


See accompanying notes to consolidated financial statements.

                   Integrated Systems Consulting Group, Inc.
            Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's registration statement on Form S-1.

2. On May 31, 1996, the Company completed its initial public offering ("Offering"). The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.9 million. The proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds may be used for acquisitions.

3. Net income per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding. As required by a Staff Accounting Bulletin issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the Offering, discussed above, have been included in the calculation as if they were outstanding on January 1, 1995. Fully diluted net income per common share for the nine-month periods is computed separately from, and differently than, each of the individual quarters that comprise the nine months. As a result, for 1996, fully diluted net income per common share for the nine-month periods do not equal the sum of fully diluted net income per common share for each of the quarters.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Revenue. The Company's revenues for the quarter and nine month periods ended September 30, 1996 increased by $2.1 million, or 37.8%, and $6.9 million, or 46.0%, compared to the corresponding periods in 1995. Approximately 63% and 64% of this increase resulted from an increase in the volume of technical employee hours billed and approximately 37% and 36% of the increase resulted from an increase in aggregate average rates for hours billed during the quarter and nine months. For the quarter ended September 30, 1996, the percentage of revenue from clients in the pharmaceutical industry was 59.7% compared to 68.1% in 1995 and the percentage of revenues from clients in the software development industry was 12.1% compared to 3.9% in 1995. For the nine month period ended September 30, 1996, the percentage of revenue from clients in the pharmaceutical industry was 58.9% compared to 64.9% in 1995 and the percentage of revenues from clients in the software development industry was 12.0% compared to 6.0% in 1995.

Direct costs. Direct costs for the quarter and nine month periods ended September 30, 1996 increased by $1.2 million, or 37.8%, and $3.7 million, or 41.4%, compared to the corresponding periods in 1995. These increases are principally due to an increase in the number of professional staff to 329, technical personnel at September 30, 1996 from 231 at September 30, 1995. The Company increased its professional staff by 75 technical personnel at September 30, 1996 from 254 at December 31, 1995 and 98 technical personnel from September 30, 1995. As a percentage of revenues, direct costs were 59.1% and 57.2% for the quarter and nine month periods ended September 30, 1996 compared to 59.1% and 59.0% for the corresponding periods in 1995. The decline for the nine month period ended September 30, 1996 resulted primarily from increases in aggregate average billing rates during the first half of 1996 that exceeded increases in payroll and related expenses for the Company's technical personnel. In response to such billing rate increases and to competition for information services professionals in general, during the second quarter of 1996 the Company increased the compensation levels for a number of its technical professionals. The Company anticipates that direct costs as a percentage of revenues will be higher during the balance of 1996 than in the first nine months of 1996.

Selling expenses. Selling expenses for the quarter and nine month periods ended September 30, 1996 increased by $197,000 to $458,000 from $261,000 and by $471,000 to $1.2 million from $748,000 in the corresponding periods in 1995. This increase is principally due to the increase in the number of sales and marketing personnel to 14 at September 30, 1996 from six at September 30, 1995 and to the addition of a Vice President of Sales in November of 1995. As a percentage of revenues, selling expenses were 6.1% and 5.5% for the quarter and nine month periods ended September 30, 1996 compared to 4.8% and 5.0% for the corresponding periods in 1995. These increases resulted from the August 1996 addition of two account executives (one in the Company's new Chicago sales office) and the dedication of additional technical sales support to assist in the increased focus on project-oriented consulting. As a result, the Company anticipates that selling expenses as a percentage of revenues will be higher during the balance of 1996 than in the first nine months of 1996.

General and administrative expenses. General and administrative expenses for the quarter and nine month periods ended September 30, 1996 increased by $554,000 to $1.6 million from $1.0 million and by $1.5 million to $4.5 million from $3.0 million in the corresponding periods in 1995. This increase is primarily due to increases in office rent and related facility costs, administrative payroll and payroll related costs, and depreciation expense. As a percentage of revenues, general and administrative expenses were 20.8% and 20.3% for the quarter and nine month periods ended September 30, 1996 compared to 18.5% and 19.6% for the quarter and nine month periods of 1995. The Company anticipates that for the balance of 1996 general and administrative expenses, as a percentage of revenue, will approximate the percentage for the quarter ended September 30, 1996.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments increased $7.4 million to $9.9 million at September 30, 1996 from $2.5 million at December 31, 1995. The increase resulted primarily from the Offering proceeds, offset by working capital requirements, payments for income taxes and capital expenditures. At September 30, 1996 cash equivalents were invested in short-term U. S. governmental agency issues, institutional money-market funds and a master repurchase agreement. By policy, the Company places its investments in high credit-quality instruments.

On May 31, 1996, the Company completed its Offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.9 million. The proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the net proceeds may be used for acquisitions.

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

Statements made in this filing other than historical facts are forward-looking statements that involve risk and uncertainties and are subject to change at any time. The Company has derived such forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as client demand, economic and market conditions, competitive activities, dependence on the pharmaceutical industry, attraction and retention of technical employees, concentration and mix of revenues, and other factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the likelihood of the occurrence of and the impact of these factors. Accordingly, actual results may differ materially from predicted results. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, in particular its recent Form S-1.

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



                            Integrated Systems Consulting Group, Inc.


Date:  November 14, 1996    By:_/s/DAVID S. LIPSON
                                ------------------
                                David S. Lipson
                                Chairman, Chief Executive Officer,
                                  President and Treasurer

Date:  November 14, 1996    By:_/s/DAVID D. GATHMAN
                                -------------------
                                David D. Gathman
                                Chief Operating Officer, Vice President,
                                  Secretary and Assistant Treasurer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

NUMBER                     DESCRIPTION

11                         Computation of Net Income Per Share

27.1                       Financial Data Schedule