Form 10-K
period 1996-12-31
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1997-02-18
CIK 1007020

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996 or
                          -----------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ___________________________


Commission file number                      0-28206
                      ----------------------------------------------------------

                    Integrated Systems Consulting Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                           23-2528944
  -------------------------------                            ----------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


 575 East Swedesford Road, Suite 200, Wayne, PA                       19087
 ----------------------------------------------                     ---------
    (Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code (610) 989-7000
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
          None                                           None
   -------------------                 -----------------------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.005 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of January 31, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $42,492,269. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 31, 1997 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of January 31, 1997, there were 7,883,201 shares of the Registrant's $.005 par value common stock outstanding.

                                     PART I

ITEM 1. BUSINESS

General

Integrated Systems Consulting Group, Inc. ("ISCG" or the "Company") provides consulting services that address its clients' information processing needs through technologically advanced solutions, including client-server architecture, Graphic User Interface ("GUI") based applications, relational and object oriented databases and cross-platform applications integration. The Company delivers consulting services in two broad areas: applications development and network management. In the applications development area, the Company provides expertise to its clients in the full software development life cycle or one or more discrete phases within such process. The Company's applications development activities accounted for approximately 78.4% and 79.3% of its revenues in 1995 and 1996, respectively. In the network management area, the Company provides expertise to its clients in the design, implementation, management and support of multi-vendor local and wide area networks, desktop computer systems and servers. The Company's network management activities accounted for approximately 21.6% and 20.7% of its revenues in 1995 and 1996, respectively.

The Company provides consulting services to businesses in a variety of industries, particularly the pharmaceutical, biotechnology, chemical and software industries. In recent years, however, the Company has principally focused its marketing efforts on the pharmaceutical industry in order to exploit more effectively its extensive experience in the development, implementation, integration and management of information systems used in connection with the drug development process. By virtue of this experience, the Company's technical employees have developed a strong understanding of the drug development process and broad expertise in the information systems and software applications required to support this complicated and data intensive process. In addition, the Company's technical employees have developed a broad range of technical skills and capabilities with respect to commercially available packaged software products that address drug development information processing requirements. Pharmaceutical company engagements accounted for an aggregate of approximately $8.3 million, $13.5 million and $18.0 million or 61.5%, 64.3% and 58.8% of the Company's revenues in 1994, 1995 and 1996, respectively.

The Company was incorporated in the Commonwealth of Pennsylvania in 1988. The Company completed its initial public offering of common stock in May 1996 pursuant to a rights offering to the stockholders of Safeguard Scientifics, Inc. The Company's principal executive offices are located at 575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087, and its telephone number is (610) 989-7000. The Company's World Wide Web homepage address is http://www.iscg.com and its e-mail address is info@iscg.com.

ISCG's Consulting Services

The Company delivers applications development consulting services primarily by providing staff augmentation to its clients on a time and materials basis. Clients typically have utilized the Company's services in this format for assignments that encompass all aspects of the software development life cycle. The Company also delivers applications development consulting services on a project basis by providing full software development life cycle services at its and its clients' facilities. The Company also delivers network management consulting services primarily by providing supplemental staff to its clients. The foundation of the Company's consulting skills is its overall focus on maintaining its expertise in advanced information processing technologies. In deploying these technologies, the Company provides expertise in client-server architecture, GUI-based applications, relational and object oriented databases, cross-platform applications integration and network management services.

Applications Development Services

The Company's applications development consulting group is organized in three practices, which represent the Company's primary areas of technical expertise: pharmaceutical research systems, document management systems and client-server systems integration. The Company's applications development engagements typically involve disciplines from, and the Company's technical employees generally are involved in, more than one, if not all, of these practices. Currently, approximately 100 of the Company's technical employees perform client applications development services in ISCG's in-house applications development center. The remaining technical employees perform client work at the respective clients' sites.

Pharmaceutical Research Systems Practice. The Company's technical employees in this practice specialize in the analysis, development and integration of software solutions that support the research groups of pharmaceutical organizations. These technical employees are knowledgeable with respect to the research groups' focus on the collection, analysis and management of clinical and pre-clinical data required for Investigational New Drug Applications and New Drug Applications ("NDAs"). The Company's technical employees have extensive experience in the development and deployment of customized systems for these divisions. In addition to custom development, the Company's technical employees have integrated and customized commercially available applications software from a number of vendors including DLB Systems, Inc. ("DLB"), Domain Solutions Corporation, Clinarium and the SAS Institute. The vast majority of these integration efforts include an extensive migration or conversion process for crucial existing data.

Document Management Systems Practice. The Company's technical employees in this practice help clients design and build document management systems. These technical employees are particularly knowledgeable in the documentation requirements of the pharmaceutical regulatory approval process, as well as in the software technologies applicable to that process. The Company customizes packaged software products such as Documentum, Inc. ("Documentum") to support the preparation and submission of NDAs. This includes the creation of systems that track and manage clinical documents and support the automated assembly of regulatory submissions. This customization includes the development of user interfaces implementing GUI-based products such as Microsoft's Visual Basic and Visual C++ and Powersoft's PowerBuilder and the creation of document databases using packaged software products provided by Documentum.

Client-Server Systems Integration Practice. The Company's technical employees in this practice specialize in the architecture, development and integration of client-server systems using integrated development environments that include computer-aided design tools, GUIs and state-of-the-art database technologies. GUI development platforms include Borland's Delphi, Powersoft's PowerBuilder, Microsoft's Visual Basic, Access and Visual C++ and Oracle's Designer/2000 and Developer/2000. Database technologies used by this group include products from Oracle, Sybase, Informix and Microsoft, and operating systems such as Hewlett Packard's HP/UX, Digital Equipment Corporation's OpenVMS, Sun Microsystems' Sun/OS and Solaris, Microsoft's Windows NT, International Business Machines' OS/2 and SCO UNIX. In addition to application development and integration services, this group also provides database administration, capacity planning and migration services.

Network Management Services

The Company's network management services provide clients with expertise in the evaluation, selection, design, implementation and support of local and wide area networks. Examples of the varied functions performed by the Company's technical employees include multi-network integration, desktop system installation and management, server management, capacity planning, performance analysis and Lotus Notes administration and development. The Company's technical employees specialize in UNIX, Open/VMS and Lotus Notes technologies, but their technical skill set spans a wide range of network software technologies, including Hewlett Packard's HP/UX; Sun Microsytems' Solaris; International Business Machines' AIX and OS/2; Digital Equipment Corporation's Open VMS, PATHWORKS, Alpha and Clusters; Microsoft's Windows NT and LAN Manager; Novell's Netware; and TCP/IP. Consequently, the Company is able to provide network management services in diverse client environments.

Sales and Marketing

The Company has a direct sales force, consisting of a Vice President of Sales, two sales managers and eight account executives, that is responsible for all phases of the selling process in the continental United States. One account executive is located in the Princeton office and one account executive and two senior technical employees who provide sales support are based in the Chicago office, which the Company established in August 1996. The remainder of the direct sales force is based in the Company's Wayne, Pennsylvania headquarters. The efforts by the Company's sales force are supplemented by its technical employees, who, in the past, have been able to expand existing engagements and generate new business while on assignment at clients' sites. Although the Company does not have an international marketing organization, it has secured limited overseas engagements from multi-national organizations for which it has performed services domestically.

The Company's marketing efforts are primarily focused on expanding its name recognition and its technical reputation in the pharmaceutical industry, its largest marketplace, and the document management market. The Company's sales team has exhibited at pharmaceutical trade association, technical and vendor user group conferences that focus on document management, adverse events reporting and clinical data management, and plans to increase the number of conferences it attends in the pharmaceutical, biotechnology and medical device industries.

The Company also periodically writes and distributes "white papers" or case studies about its experiences in utilizing a variety of leading edge technologies. These white papers are often delivered at trade association conferences and are routinely distributed to current and prospective clients. The purpose of these publications is to create and enhance the Company's image as a technology leader.

The Company views existing clients as a valuable source of additional work in the form of both extensions to, and expansion of, ongoing engagements, and the initiation of new engagements. The Company seeks to establish long-term relationships with clients in which clients rely on the Company for ongoing information technology solutions. These types of relationships have helped create stable revenues for the Company. In 1994, 1995 and 1996, approximately $12.0 million, $18.5 million and $26.2 million, respectively, of the Company's revenues were derived from clients to which it had provided services in the previous year.

Vendor Relationships

The Company has established non-exclusive partnership arrangements with two software vendors, Documentum and DLB, each of which markets products to the pharmaceutical industry. The Company's history of integrating their software products into clients' systems has led to strong relationships with these vendors which enhances the Company's marketing efforts. These partnership arrangements position the Company as a potential systems integrator should clients or prospective clients select one of these vendors' products. These relationships have often resulted in sales leads and the generation of client engagements. However, in order to retain its objectivity in evaluating clients' needs and designing solutions, the Company has avoided creating relationships with these software vendors pursuant to which it earns fees or commissions on the sale of particular software products.

In partnership with other software vendors, such as Oracle Corporation and Borland International, Inc., the Company provides training courses in the vendors' respective technologies to clients. These joint training activities generally strengthen the relationship between the Company and these vendors, enhance the Company's market position with the vendors' products, create consulting opportunities, train the Company's technical employees in strategic technologies at lower costs and introduce potential clients and allow current clients a closer view of the Company.

Concentration and Mix of Revenues

Historically, a small number of clients have each accounted for 10.0% or more of the Company's revenues. In 1994, Merck & Company, Inc. ("Merck") accounted for approximately 17.2% of the Company's revenues. In 1995, Air Products and Chemicals, Inc. ("Air Products") and Merck accounted for approximately 12.7% and 10.9% of revenues, respectively. In 1996, Air Products and Merck each accounted for approximately 10.0% of revenues. Engagements by pharmaceutical companies accounted for approximately 61.5%, 64.3% and 58.8% of the Company's revenues in 1994, 1995 and 1996, respectively.

Employees

General

As of December 31, 1996, the Company had 385 employees, comprised of five members of senior management, 32 administrative personnel, 17 technical service managers (including one member of senior management), 313 other technical employees, eight recruiting personnel and 13 sales and marketing personnel (including one member of senior management and one administrative person). The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees, particularly technical employees.

None of the Company's employees is subject to a collective bargaining agreement. The Company believes its relations with its employees are excellent.

Recruiting

The Company uses a variety of techniques to identify qualified candidates for recruiting. The Company's most successful source of new employees is its employee referral program. This program encourages employees to recommend or refer qualified candidates for employment with the Company. The Company also places advertisements in various newspapers and trade magazines and has utilized professional search firms to identify candidates for hire.

Training

The Company has established an extensive educational facility at its headquarters comprised of three training rooms that accommodate a total of 50 students. Both vendor training and Company designed and conducted evening school classes are provided to the Company's technical employees.

Competition

The commercial professional services segment of the information technology industry includes a large number of participants and is highly competitive. The industry includes participants from a variety of market segments, including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment manufacturers, such as IBM and Digital Equipment, "Big Six" consulting firms and general management consulting firms. The Company's competitors include international companies such as Andersen Consulting, Technology Solutions Corporation, Cap Gemini America, Computer Sciences Corporation's consulting division, Electronic Data Systems Corporation and Cambridge Technology Partners, Inc.

Many participants in the commercial professional services segment of the information technology industry have significantly greater financial, technical and marketing resources and have greater name recognition than the Company. In addition, this industry is highly fragmented and served by numerous firms, many of which serve only their respective local markets. The Company also faces competition from organizations providing staff augmentation services to, and individuals who contract directly with, information systems departments of existing and potential clients. The Company believes that the principal competitive factors in the commercial professional services segment of the information technology industry include responsiveness to client needs, availability of technical personnel, speed of application software development, quality of service, price, project management capability and technical expertise.

The Company's current clients can generally be described as being located in the eastern United States. It has a growing client base in the midwestern United States, however, which it serves through the Chicago office. In addition, certain of the Company's clients are located in Europe. The Company believes that geographic location with respect to the performance of technical services has become a lesser competitive factor in the United States, although the existence of a sales office in a particular region can facilitate the sales and marketing process. The Company believes that having an international sales and operating presence is an important competitive factor in competing on an international basis.

The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate qualified technical personnel, the ownership by competitors of software used by potential clients, the development of software that would reduce or eliminate the need for the Company's services, the price at which others offer comparable services and the extent of its competitors' responsiveness to customer needs.

Intellectual Property

The Company's business is not dependent on the ownership or exclusive use of any specific information technology. The Company holds no patents or registered copyrights. The Company's business does, however, include the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. Although the Company believes that its services do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or, if asserted, that the Company will be able to successfully defend against any such claim.

The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements to protect its and its clients' proprietary rights. The Company generally enters into confidentiality agreements with its clients and potential clients and limits access to, and distribution of, its clients' or software vendor partners' proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of the Company's, its clients' or vendor partners' proprietary information or that the Company will be able to detect unauthorized use or take appropriate steps to enforce its clients' and vendor partners' intellectual property rights. In addition, all of the Company's employees execute restrictive covenants upon joining the Company that require the employee to keep confidential all proprietary information pertaining to the assets or business of the Company and its clients and provide that during the term of employment, and for a certain time period thereafter, the employee may not be employed by, solicit, or provide consulting services for any past, current or potential clients of the Company.

ITEM 2.  PROPERTIES

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 36,000 square feet of leased space in Wayne, Pennsylvania. This lease expires in 2000. The Company leases an additional 12,500 square feet of space in an office complex near its headquarters, in which is located part of ISCG's software development center. By July 1997, this space is expected to accommodate up to 65 technical employees.

The Company also leases 2,550 square feet of space in Princeton, New Jersey, where the Company conducts sales and marketing and recruiting activities and performs small client projects. This lease expires in 1998, but is subject to the Company's option to extend the term for three additional years.

Currently, the Company leases shared facilities in Chicago, Illinois pursuant to a short-term agreement.

The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, there are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "ISCG." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Company's Common Stock on Nasdaq. These prices do not include retail mark-up, mark-down or commissions.

1996                                                   High             Low
                                                       ----             ---
     Second Quarter (commencing April 18)........... $30.00          $16.25
     Third Quarter..................................  21.50           13.25
     Fourth Quarter.................................  20.75           11.50

As of January 31, 1997, there were approximately 541 holders of record of the Company's common stock.

To date, the Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on the Company's results of operations and financial condition, any restriction in the Company's loan agreements and on such other factors as the Company's Board of Directors may, in its discretion, consider relevant. The Company's bank loan agreement currently prohibits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA


The selected consolidated financial data presented below as of and for each of the years in the four-year period ended December 31, 1996 have been derived from the Company's consolidated financial statements, which have been audited by KPMG Peat Marwick LLP, independent auditors. The selected consolidated financial data at December 31, 1992 and for the year ended December 31, 1992 have been derived from the Company's unaudited consolidated financial statements, which include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the data for such period. The consolidated balance sheets as of December 31, 1995 and December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and the report of KPMG Peat Marwick LLP thereon are included elsewhere in this Report. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Report.

                                                            ========================================================================
                                                                                       Years Ended December 31,
In thousands, except per share data
Statement of Operations Data:                                1992            1993             1994              1995         1996
                                                            -------        --------         --------          --------    -------
Revenues...............................................      $6,729          $9,461          $13,543           $21,024       $30,607
Operating expenses:
  Direct costs.........................................       4,035           5,632            8,111            12,559        17,497
  Selling expenses.....................................         329             606              808             1,044         1,822
  General and administrative expenses..................       1,972           1,889            2,451             4,143         6,372
                                                              -----           -----           ------            ------        ------
Total operating expenses...............................       6,336           8,127           11,370            17,746        25,691
                                                              -----           -----           ------            ------        ------
Income from operations.................................         393           1,334            2,173             3,278         4,916
Interest income (expense), net.........................          (8)              5              (85)              (33)          354
                                                              -----           -----           ------            ------        ------
Income before income taxes and
  cumulative effect of accounting change...............         385           1,339            2,088             3,245         5,270
Provision for income taxes.............................         163             495              880             1,395         2,266
                                                              -----           -----           ------            ------        ------
Income before cumulative effect of
  accounting change....................................         222             844            1,208             1,850         3,004
Cumulative effect of accounting change.................          --             141               --                --            --
                                                              -----           -----           ------            ------        ------
Net income.............................................        $222            $703           $1,208            $1,850        $3,004
                                                              =====           =====           ======            ======        ======

Net income per common share:
  Income before cumulative effect of
    accounting change..................................                        $.08             $.17              $.31          $.38
  Cumulative effect of accounting change...............                        (.01)              --                --            --
                                                                             ------           ------            ------        ------
     Net income per common share:
          Primary......................................         (1)         $   .07          $   .17           $   .31          $.38
                                                                             ------           ------            ------        ------
          Fully diluted................................         (1)         $   .07          $   .17           $   .31          $.37
                                                                             ------           ------            ------        ------
Shares used in computing net income per common share:..
          Primary......................................         (1)          10,053            7,145             6,002         7,958
                                                                             ======           ======            ======        ======
          Fully diluted................................         (1)          10,053            7,145             6,002         8,051
                                                                             ======           ======            ======        ======

                                                            ========================================================================
                                                                                          As of December 31,


Dollars in Thousands
Balance Sheet Data:                                           1992            1993             1994              1995         1996
                                                             ------         -------          -------           -------       -------
Cash, cash equivalents and short-term investments......      $  138         $   626          $   757            $2,479       $11,267
Working capital........................................         523             991            1,393             3,327        14,728
Total assets...........................................       1,882           2,814            4,205             7,586        20,844
Long-term debt.........................................         135               5            2,088                --            --
Total stockholders' equity.............................         691           1,401              291             4,846        17,760

(1) This data has not been furnished for 1992 because such data would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

REVENUES

The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

General

Since the Company began operations in late 1988, it has experienced substantial growth in revenues, income from operations and net income. During 1994, 1995 and 1996, the Company's revenues increased by 43.1%, 55.2% and 45.6%, respectively, to $13.5 million in 1994, $21.0 million in 1995 and $30.6 million in 1996. The Company's income from operations increased by 62.9%, 50.9% and 50.0%, respectively, to $2.2 million in 1994, $3.3 million in 1995 and $4.9 million in 1996. The Company's net income increased by 71.8%, 53.1% and 62.4%, respectively, to $1.2 million in 1994, $1.9 million in 1995 and $3.0 million in 1996.

Substantially all of the Company's revenues are professional fees which generally are billed at an hourly rate. The Company's costs consist primarily of employee-related costs and non-reimbursed travel expenses of its technical and technical management employees. As employee related costs are relatively fixed, variations in the Company's revenues and operating results can occur as a result of variations in billing margins and utilization rates (i.e. the ratio of hours billed to total available hours) of its technical employees.

Since most of the Company's consulting engagements are on a time and materials basis, the Company historically has been able to maintain its billing margins by increasing its hourly rates to offset increases in costs related to its professional staff. The Company manages its billing margins by establishing a target billing rate for each of its technical employees which is used as a goal for the Company's account executives in negotiating and establishing billing rates for specific projects or assignments; however, actual billing rates may be higher or lower than the target billing rates. Hourly rate increases are generally implemented by the Company when a technical employee completes one assignment and moves to the next assignment, although hourly rates are also often adjusted during an assignment based on relevant contractual provisions. The Company further manages its billing margins by basing a portion of all account executives' incentive compensation on the annual aggregate billing margin for their accounts.

To date, the Company believes that it has effectively managed its personnel utilization rates. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, the Company actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching employee availability with current and projected client requirements. In addition, the number of new technical employee training programs and the amount of training incurred for existing technical employees varies and can affect the Company's personnel utilization rates from period to period.

During 1993, 1994 and 1995, the Company enjoyed a lower employee turnover rate than that experienced by the industry in general. Although industry statistics are not yet available for 1996, the Company believes this trend will continue for 1996 as well. The Company believes the continuity associated with its lower employee turnover rate has helped it to respond more effectively to its clients' needs as its business has grown. In addition, although the Company's growth has resulted in increases in general and administrative expenses, such increases would likely have been greater if the Company's employee turnover rate were significantly higher.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenues:



                                                                         ========================================
                                                                                  Years Ended December 31,

                                                                           1994              1995           1996
                                                                         ------             ------         -----

Revenues.........................................................            100.0%            100.0%        100.0%

Operating expenses:

  Direct costs...................................................             59.9              59.7          57.1

  Selling expenses...............................................              6.0               5.0           6.0

  General and administrative expenses............................             18.1              19.7          20.8
                                                                             -----             -----         -----

Total operating expenses.........................................             84.0              84.4          83.9
                                                                             -----             -----         -----

Income from operations...........................................             16.0              15.6          16.1

Interest income (expense), net...................................              (.6)              (.2)          1.1
                                                                             ------            ------        -----

Income before income taxes.......................................             15.4              15.4          17.2

Provision for income taxes.......................................              6.5               6.6           7.4
                                                                             -----             -----         -----

Net income.......................................................              8.9%              8.8%          9.8%
                                                                             =====             =====         =====



1996 Compared to 1995

Revenues. The Company's revenues for 1996 increased by $9.6 million, or 45.6% from 1995. Approximately 64% of this increase resulted from an increase in the volume of hours billed and approximately 36% from increases in the aggregate average rates for hours billed during 1996. For 1996, revenue from clients in the pharmaceutical industry increased to $18.0 million, or 58.8% of revenues, from $13.5 million, or 64.3% of revenues, in 1995 and revenues from clients engaged in software development increased to $3.5 million, or 11.4% of revenues, in 1996 from $1.4 million, or 6.7% of revenues, in 1995.

Direct costs. Direct costs consist primarily of employee-related costs and non-reimbursed travel expenses for the Company's technical employees.

Direct costs for 1996 increased by $4.9 million, or 39.3%, from 1995. This increase is principally due to an increase in the number of technical employees to 330 at December 31, 1996 from 254 at December 31, 1995.

As a percentage of revenues, direct costs declined to 57.1% in 1996 from 59.7% in 1995. The decline resulted primarily from increases in aggregate average billing rates during 1996 that exceeded increases in payroll and related expenses for the Company's technical employees. In response to such billing rate increases and to competition for information services professionals in general, during the second quarter of 1996 the Company increased the compensation levels for a number of its technical professionals. The Company expects that such competitive pressures on technical employee compensation will continue at least through 1997.

Selling expenses. Selling expenses principally consist of employee-related costs as well as travel expenses of the Company's sales and marketing personnel.

Selling expenses for 1996 increased by $778,000 to $1.8 million from $1.0 million in 1995. This increase is principally due to the increase in the number of sales and marketing personnel to 13 at December 31, 1996 from 8 at December 31, 1995.

As a percentage of revenues, selling expenses increased to 6.0% for 1996 compared to 5.0% for 1995. This increase resulted from the addition of three account executives (one in the Company's new Chicago sales office) and the addition of two technical sales support personnel to assist in the increased focus on project-oriented consulting.

General and administrative expenses. General and administrative expenses consist of executive management costs, recruiting costs, accounting, human resources, general expenses, office facilities costs, training and education expenses and depreciation and amortization.

General and administrative expenses for 1996 increased by $2.3 million to $6.4 million from $4.1 million in 1995 and to 20.8% of revenues for 1996 compared to 19.7% for 1995. These increases are principally due to increases in facilities costs (office rent and utilities) and facility-related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) to support an increase during 1996 in the number of professional and supervisory personnel performing client engagements in the Company's offices rather than at client locations. During 1996, the Company also incurred certain new expenses and increased insurance, legal and accounting expenses associated with public company filing and compliance requirements and with investor and shareholder relations.

Interest Income. Net interest income was $354,000 in 1996 as compared with net interest expense of $33,000 in 1995. This increase in net interest income resulted from higher invested cash balance during 1996 principally as a result of the $9.9 million in net proceeds received from the Company's initial public offering of common stock in May 1996 (the "Initial Public Offering"). See "Liquidity and Capital Resources".

Effective Income Tax Rate. The Company's effective income tax rate in 1995 and 1996 was 43.0%.

1995 Compared to 1994

Revenues. The Company's revenues increased 55.2% to $21.0 million in 1995 from $13.5 million in 1994. The increase in the Company's revenues reflects an increase in the volume of services delivered to new clients, as well as the leveraging of the Company's existing client base by undertaking additional projects for these clients, particularly from clients in the pharmaceutical industry. The Company's revenues from clients in the pharmaceutical industry increased by 62.7% to $13.5 million in 1995 from $8.3 million in 1994. In addition, the Company's revenues from clients in the chemical industry increased by approximately 74.4% to $3.0 million in 1995 from $1.7 million in 1994.

Direct costs. Direct costs declined as a percentage of revenues to 59.7% from 59.9% in 1994. In the aggregate, direct costs increased by 54.8% from 1994, due to the increase in the number of technical employees required to support the increased demand for the Company's services. In response to demand for the Company's services, the Company increased the number of its technical employees by 46.8% to 254 technical personnel at December 31, 1995 from 173 at December 31, 1994.

Selling expenses. Selling expenses declined as a percentage of revenues to 5.0% in 1995 from 6.0% in 1994 due to the operating leverage resulting from a 55.2% increase in revenues compared to an increase in selling expenses of only 29.2%.

General and administrative expenses. General and administrative expenses increased as a percentage of revenues to 19.7% in 1995 from 18.1% in 1994. This increase is primarily attributable to increased recruiting and depreciation expenses. In 1995, recruiting expenses increased by approximately $417,000 from 1994, due to the Company's increased hiring of technical employees and an approximate 43.0% increase in the average cost of recruiting each new employee. The increase in the average cost of recruiting new employees was a reflection of the competition for employees within the information technology industry and the increased level of hiring necessary to meet the increased demand for the Company's services. In 1995, depreciation expense increased by approximately $156,000 due to the Company's increased purchases of computer equipment and furniture to support an increase in the number of technical employees performing client engagements at the Company's offices.

Effective Income Tax Rate. The Company's effective income tax rate in 1994 and 1995 was 42.1% and 43.0%, respectively.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments increased $8.8 million to $11.3 million at December 31, 1996 from $2.5 million at December 31, 1995. The increase resulted primarily from the Initial Public Offering proceeds described below and working capital provided by operations offset by capital expenditures.

Capital spending during 1996 increased to $2.2 million from $1.2 million in 1995 principally from purchases of computer and office equipment, software and leasehold improvements to support an increase in the number of technical employees performing client engagements on the Company's premises rather than at client locations.

At December 31, 1996, cash equivalents and short-term investments were invested in short-term U. S. Governmental securities, commercial paper, and institutional money-market funds. By policy, the Company invests in high credit- quality instruments.

In May 1996, the Company completed its Initial Public Offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.9 million.

In 1995, the Company sold 953,355 shares of Common Stock and received net proceeds of approximately $2.7 million from such sale. The net proceeds primarily were used by the Company to repay the outstanding bank indebtedness and the note to the selling stockholder and the balance for general corporate purposes. See Note 8 to the Consolidated Financial Statements appearing elsewhere in this Report.

In May 1994, the Company repurchased, for approximately $2.1 million, all of the shares of Common Stock held by a former stockholder. The Company paid $775,000 of this amount in cash with the balance financed by a seller note. To finance its cash payment, the Company borrowed $750,000 from a commercial bank.

The Company currently anticipates that cash generated from operations and existing cash balances will be sufficient to satisfy its operating requirements and ordinary capital spending for the foreseeable future. The Company may expand its capabilities through the acquisition of other businesses that are complementary to the Company's business. Should the Company's business expand more rapidly than expected, the Company's $1.0 million bank line of credit would be available to fund such operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund growth opportunities, including acquisitions.

Quarterly Financial Results

Set forth below are selected unaudited statements of operations data for the last eight fiscal quarters of the Company. In management's opinion, the results below have been prepared on the same basis as the audited financial statements contained herein and include all material adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited financial statements and notes thereto contained elsewhere in this Report.

                                                              Unaudited Quarterly Statements of Operations
                                 ===================================================================================================

                                               1995 Quarter Ended                                   1996 Quarter Ended

                                  March 31    June 30     Sept. 30     Dec. 31         March 31     June 30     Sept. 30     Dec. 31
                                  --------    -------     --------     -------         --------     -------     --------     -------

In thousands, except per
share data
Revenues....................     $4,670      $4,959        $5,470      $5,925           $7,065      $7,444      $7,538       $8,560

Income before income
  taxes.....................        686         766           976         817            1,484       1,270       1,200        1,316

Net income..................        391         437           556         466              846         724         683          751

Net income per common share:
    Primary.................       $.07        $.07          $.09        $.07             $.13        $.10        $.08         $.08
    Fully diluted...........       $.07        $.07          $.09        $.07             $.13        $.10        $.08         $.08

Shares used in computing net
  income per common share:
    Primary.................      5,734       5,844         6,156       6,273            6,274       7,584       9,000        8,974
    Fully diluted...........      5,734       5,844         6,156       6,273            6,274       7,589       9,041        8,974





The Company believes that its business is generally not seasonal; however, fluctuations in personnel utilization rates and the timing of additional general and administrative expenses may cause profitability to fluctuate from one quarter to another. Quarterly results may also vary due to the timing of new hires, the timing of training for new and existing technical employees and the number of business days in a particular quarter. Results of operations for any previous fiscal quarter are not necessarily indicative of results for any future periods, and future quarterly results could be adversely impacted by these, and other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

The Company's annual financial statements are included in Item 14(c)(1) of this Report, beginning on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996 (the "1997 Proxy").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1997 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1997 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1997 Proxy.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                   Page
                                                                                                                   ----
         (a)      (1)      The following financial statements are filed as part of this Annual Report on Form 10-K:

                           Consolidated Balance Sheets at December 31, 1995 and December 31, 1996                  19
                           Consolidated Statements of Operations for the three years ended December 31, 1994,
                           1995 and 1996                                                                           20
                           Consolidated Statements of Stockholders' Equity for the three years ended December 31,
                           1994, 1995 and 1996                                                                     21
                           Consolidated Statements of Cash Flows for the three years ended December 31, 1994,
                           1995 and 1996                                                                           22
                           Notes to Consolidated Financial Statements                                              23
                           Report of KPMG Peat Marwick LLP, Independent Auditors                                   30

                  (2) The following financial statements schedule for the years ended December 31, 1995 and 1996 read in conjunction with the financial statements of Integrated Systems Consulting Group, Inc. is filed as part of this Annual Report on Form 10-K:

                                    Schedule II - Valuation and Qualifying Accounts and Reserves                   31

                           Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

                  (3)      The exhibits listed in the Exhibit Index on page 34 hereof are attached hereto or incorporated herein by reference and filed as a part of this report.

         (b)      Reports on Form 8-K

                  None.

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            =======================
                                                                                 December 31,
                                                                                1995       1996
                                                                             ---------   ---------
Assets
Current assets:
     Cash and cash equivalents  ..........................................    $2,479      $ 8,730
     Short-term investments, at cost, which approximates market  .........        --        2,537
     Accounts receivable:
          Trade, net of reserves of $200 and $196  .......................     3,139        5,643
          Unbilled  ......................................................       133          144
     Prepaid expenses  ...................................................       204          562
     Other current assets  ...............................................       112          196
                                                                             ---------   ---------
Total current assets  ....................................................     6,067       17,812
Property and equipment, net  .............................................     1,412        2,935
Other assets  ............................................................       107           97
                                                                             ---------   ---------
                                                                              $7,586      $20,844
                                                                             =========   =========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses  ..............................    $  994      $ 1,590
     Accrued compensation payable  .......................................       746        1,104
     Income taxes payable  ...............................................       400           27
     Deferred income taxes  ..............................................       600          363
                                                                             ---------   ---------
Total current liabilities  ...............................................     2,740        3,084
                                                                             ---------   ---------
Commitments (note 10)

Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized; none
        issued ...........................................................        --           --
     Common stock, $.005 par value, 25,000,000 shares authorized,
        7,017,541 and 9,227,513 shares issued in 1995 and 1996,
        respectively .....................................................        35           46
     Additional paid-in capital  .........................................     2,711       12,612
     Retained earnings  ..................................................     2,772        5,776
                                                                             ---------   ---------
                                                                               5,518       18,434
     Treasury stock, at cost, 1,411,860 and 1,370,840 common shares in
        1995 and 1996, respectively ......................................      (672)        (674)
                                                                             ---------   ---------
                                                                               4,846       17,760
                                                                             ---------   ---------
                                                                              $7,586      $20,844
                                                                             =========   =========


          See accompanying notes to consolidated financial statements.

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

------


                                                        ===================================
                                                             Years ended December 31,
                                                           1994        1995         1996
                                                        ----------   ---------    ---------
Revenues  ...........................................    $13,543      $21,024     $30,607
Operating expenses:
     Direct costs  ..................................      8,111       12,559      17,497
     Selling expenses  ..............................        808        1,044       1,822
     General and administrative expenses  ...........      2,451        4,143       6,372
                                                        ----------   ---------    ---------
Total operating expenses  ...........................     11,370       17,746      25,691
                                                        ----------   ---------    ---------
Income from operations  .............................      2,173        3,278       4,916
                                                        ----------   ---------    ---------
Interest income  ....................................         24           80         359
Interest expense  ...................................       (109)        (113)         (5)
                                                        ----------   ---------    ---------
Income before income taxes  .........................      2,088        3,245       5,270
Provision for income taxes  .........................        880        1,395       2,266
                                                        ----------   ---------    ---------
Net income  .........................................    $ 1,208      $ 1,850     $ 3,004
                                                        ==========   =========    =========
Net income per common share:
     Primary  .......................................    $   .17      $   .31     $   .38
                                                        ==========   =========    =========
     Fully diluted  .................................    $   .17      $   .31     $   .37
                                                        ==========   =========    =========
Shares used in computing net income per common
   share:
     Primary  .......................................      7,145        6,002       7,958
                                                        ==========   =========    =========
     Fully diluted  .................................      7,145        6,002       8,051
                                                        ==========   =========    =========


          See accompanying notes to consolidated financial statements.

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

                Consolidated Statements of Stockholders Equity
                   (in thousands, except number of shares)
                Years ended December 31, 1994, 1995, and 1996


                                              Common Stock           Additional                     Treasury Stock
                                       -------------------------      Paid-in       Retained    ------------------------
                                            Shares       Amount       Capital       Earnings       Shares        Amount      Total
                                        -------------   --------    ------------   ----------   -------------   ---------   --------
Balances, January 1, 1994  ..........     9,104,161       $ 45        $     8       $ 1,348              --       $  --     $ 1,401
Distribution to stockholders  .......            --         --             --          (192)             --          --        (192)
Stock redemption transaction  .......    (3,103,020)       (15)            (8)       (1,442)     (1,396,980)       (660)     (2,125)
Purchase of treasury stock, at cost              --         --             --            --          (9,900)         (4)         (4)
Exercise of stock options  ..........        14,610         --              3            --              --          --           3
Net income  .........................            --         --             --         1,208              --          --       1,208
                                        -------------   --------    ------------   ----------   -------------   ---------    -------

Balances, December 31, 1994  ........     6,015,751         30              3           922      (1,406,880)       (664)        291
Purchase of treasury stock, at cost              --         --             --            --          (4,980)         (8)         (8)
Exercise of stock options  ..........        48,435         --             15            --              --          --          15
Issuance of common stock and
  warrants ..........................       953,355          5          2,693            --              --          --       2,698
Net income  .........................            --         --             --         1,850              --          --       1,850
                                        -------------   --------    ------------   ----------   -------------   ---------    -------

Balances, December 31, 1995  ........     7,017,541         35          2,711         2,772      (1,411,860)       (672)      4,846
Purchase of treasury stock, at cost              --         --             --            --          (7,800)        (26)        (26)
Exercise of stock options  ..........        34,972         --             43            --          48,820          24          67
Issuance of common stock  ...........     2,175,000         11          9,858            --              --          --       9,869
Net income  .........................            --         --             --         3,004              --          --       3,004
                                        -------------   --------    ------------   ----------   -------------   ---------    -------
Balances, December 31, 1996  ........     9,227,513       $ 46        $12,612       $ 5,776      (1,370,840)      $(674)   $17,760
                                        =============   ========    ============   ==========   =============   =========   ========

          See accompanying notes to consolidated financial statements.

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                         ===================================
                                                              Years Ended December 31,
                                                            1994        1995         1996
                                                         ---------   ---------    ----------
Cash flows from operating activities:
     Net income  .....................................    $ 1,208     $ 1,850     $  3,004
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  .............        156         312          725
          Deferred income tax benefit  ...............        301        (297)        (237)
          Changes in assets and liabilities:
               Accounts receivable  ..................     (1,094)       (708)      (2,609)
               Prepaid expenses  .....................        (23)        (23)        (358)
               Other assets  .........................        (31)          3           20
               Accounts payable and accrued expenses          187         496          596
               Accrued compensation payable  .........        231         500          358
               Deferred revenue  .....................       (159)         --           --
               Income taxes payable  .................       (126)        179         (373)
                                                         ---------   ---------    ----------
Net cash provided by operating activities  ...........        650       2,312        1,126
                                                         ---------   ---------    ----------
Cash flows from investing activities:
     Purchases of property and equipment  ............       (228)     (1,243)      (2,248)
     Purchase of short-term investments  .............         --          --      (15,942)
     Maturity and sale of short-term investments  ....         --          --       13,405
                                                         ---------   ---------    ----------
Net cash used in investing activities  ...............       (228)     (1,243)      (4,785)
                                                         ---------   ---------    ----------
Cash flows from financing activities:
     Repayment of note payable to stockholder  .......        (25)     (1,350)          --
     Proceeds from bank debt  ........................      1,500          --           --
     Repayments on bank debt  ........................       (797)       (703)          --
     Purchase of treasury stock, net  ................       (780)         (8)          (2)
     Proceeds from issuance of common stock  .........          3       2,714        9,912
     Distribution to shareholders  ...................       (192)         --           --
                                                         ---------   ---------    ----------
Net cash (used in) provided by financing activities  .       (291)        653        9,910
                                                         ---------   ---------    ----------
Net increase in cash and cash equivalents  ...........        131       1,722        6,251
Cash and cash equivalents, beginning of year  ........        626         757        2,479
                                                         ---------   ---------    ----------
Cash and cash equivalents, end of year  ..............    $   757     $ 2,479     $  8,730
                                                         =========   =========    ==========
Supplemental disclosure of cash flow information:
     Interest paid  ..................................    $   109     $   118     $      5
     Income taxes paid  ..............................    $   704     $ 1,514     $  2,879
Noncash investing and financing transactions:
     Equipment acquired under capital lease  .........    $    36     $    --     $     --
     Issuance of debt to acquire treasury stock  .....    $ 1,350     $    --     $     --
     Conversion of accounts receivable to note
        receivable ...................................    $    --     $   100     $     94


         See accompanying notes to consolidated financial statements.

                    INTEGRATED SYSTEMS CONSULTING GROUP, INC.

                   Notes to consolidated financial statements

                                DECEMBER 31, 1996

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Integrated Systems Consulting Group, Inc. (ISCG or the Company) through its wholly-owned operating subsidiary provides consulting services that address its clients' information processing needs, including client-server architecture, graphical user interface applications, relational and object-oriented databases, and cross platform applications integration. The Company operates in one business segment delivering its services in two broad areas, software applications development and systems and network management. The Company's applications development activities accounted for approximately 78% and 79% of its revenues in 1995 and 1996, respectively.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include U.S. Government securities, commercial paper, and money market accounts with an original maturity of three months or less.

INVESTMENTS

The Company has classified its marketable debt securities as held-to-maturity. Securities classified as held-to-maturity are reported at amortized cost. Realized gains and losses and declines in value of securities judged to be other-than-temporary are included in income. Interest and dividends on all securities are included in interest income.

Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost which approximate fair value.

Investments with maturities between three and twelve months are considered short-term investments. Short-term investments consists of commercial paper and United States Government debt securities.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of depreciation. Expenditures for improvements which significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment acquired under capital leases are stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

 Computers and software (commercially available packages)               3 years
 Furniture, fixtures and equipment                                 3 to 8 years


Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

REVENUE RECOGNITION

Revenues under time and material contracts are recognized in the period in which services are provided.

Revenues under fixed price contracts are recognized under the percentage-of-completion method. Under this method, revenues are recognized based upon costs incurred as a percentage of estimated total costs of individual contracts. Anticipated losses are recognized when they become known. Revisions in estimated profits are made in the month in which the circumstances requiring the revision become known.

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

(2) Summary of Significant Accounting Policies  - (Continued)

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires the use of the asset and liability approach for financial accounting and reporting of deferred income taxes.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation.

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock during the quarters and year for primary and fully diluted net income per common share, respectively. As required by a Staff Accounting Bulletin issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the initial public offering ("IPO"), discussed in Note 8, have been included in the calculation as if they were outstanding for all periods prior to the IPO (using the treasury stock method and assuming an IPO price of $5.00 per share).

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates made in the preparation of the accompanying financial statements include the percentage of completion of fixed price contracts and the amount of reserves established for uncollectible amounts included in accounts receivable.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, (SFAS 121) was adopted by the Company in January 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS 121 did not have a material impact on its results of operations or financial position.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) was adopted by the Company in January 1996 and the Company elected to continue to use the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures of net income and net income per share as if the fair value method had been applied, discussed in
Note 9.

(3) CONCENTRATION OF CREDIT RISK AND MAJOR CLIENTS

   The Company derives a significant portion of its revenues from companies in the pharmaceutical industry. In particular, the Company's revenues are highly dependent on research and development expenditures by the pharmaceutical industry. Further, the Company's business could be impacted by changes in government regulations applicable to the drug development process. Revenues derived from clients in the pharmaceutical industry were approximately 61%, 64% and 59% of total revenues in the years ending December 31, 1994, 1995, and 1996, respectively. At December 31, 1996, $3,120,000 or
52% of trade and unbilled receivables are due from companies in the pharmaceutical industry.

   The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):

                         ======================================================
                                        Year Ended December 31,
Client                     1994                   1995                  1996
 ----------              --------               --------              --------
A  ........                   *                   13%                   10%
B  ........                 17%                   11%                     *

* Less than 10%

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

(3) Concentration of Credit Risk and Major Clients  - (Continued)

The Company generally extends 30-day credit terms to, and requires no collateral from, its clients. The Company performs an initial credit evaluation and, on an ongoing basis, monitors the payment patterns and balances of its clients' accounts. The Company maintains an allowance for uncollectible amounts based on past experience.

There were no significant revenues derived from foreign operations during the periods covered by the accompanying financial statements.

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      =========================
                                                            December 31,
                                                         1995           1996
                                                      ---------      ---------
                                                           (in thousands)
Software (commercially available packages)  .....      $  191        $   450
Computers and office equipment  .................       1,425          2,542
Leasehold improvements  .........................          38            378
Furniture and fixtures  .........................         479            995
                                                      ---------      ---------
                                                        2,133          4,365
Less: Accumulated depreciation and amortization          (721)        (1,430)
                                                      ---------      ---------
                                                       $1,412        $ 2,935
                                                      =========      =========

(5) LINE OF CREDIT

The Company maintains a bank line of credit which provides for maximum borrowings of $1,000,000, with interest on outstanding borrowings at the bank's national commercial rate, which was 8.25% at December 31, 1996. The agreement requires the Company to maintain a compensating balance of $50,000, meet certain financial covenants, prohibits the payment of dividends, and matures in June 1997 if not extended. The highest borrowings outstanding under this line were $0, $375,000, and $200,000 during 1994, 1995, and 1996, respectively. There were no amounts outstanding at December 31, 1996.

(6) INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liabilities are as follows:

                                                        =======================
                                                            December 31,
                                                          1995           1996
                                                        -------        -------
                                                           (in thousands)
Modified cash vs. accrual method of accounting           $659           $491
Allowance for doubtful accounts  ...............          (81)           (79)
Other  .........................................           22            (49)
                                                        -------        -------
Net deferred tax liabilities  ..................         $600           $363
                                                        =======        =======

Significant components of the provision for income taxes are as follows:

                          ====================================================
                                        Year Ended December 31,
                            1994                 1995                   1996
                          -------             ---------              ---------
                                            (in thousands)
Current:
   Federal .               $422                $1,298                 $1,954
   State ...                157                   394                    549
                          -------             ---------              ---------
                            579                 1,692                  2,503
                          -------             ---------              ---------
Deferred:
   Federal .                210                  (192)                  (169)
   State ...                 91                  (105)                   (68)
                          -------             ---------              ---------
                            301                  (297)                  (237)
                          -------             ---------              ---------
                           $880                $1,395                 $2,266
                          =======             =========              =========

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

(6) Income Taxes  - (Continued)

The following is a reconciliation of the federal income tax computed at the statutory rates to the actual income tax. The Federal statutory rate for the year 1994 was 35% as compared to 34% for 1995 and 1996. The difference in rates is due to the Company being classified as a Personal Service Corporation for 1994.

                                                   ================================
                                                       Year Ended December 31,
                                                     1994       1995         1996
                                                   -------   ---------    ---------
                                                           (in thousands)
Federal income taxes at statutory rate  ........    $731      $1,103       $1,792
State income taxes, net of federal tax benefit..     102         260          317
Income of affiliate not subject to income tax ..     (21)         --           --
Other  .........................................      68          32          157
                                                   -------   ---------    ---------
                                                    $880      $1,395       $2,266
                                                   =======   =========    =========


(7) EMPLOYEE SAVINGS PLAN

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. The Company's contribution was $59,000, $86,000 and $203,000 for 1994, 1995, and 1996,
respectively.

(8) STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

Prior to June 1995, the Company had two classes of common stock (A and B) which were similar in all respects except that class A common shares had voting rights and class B common shares did not. Effective June 30, 1995, the Company's articles of incorporation were amended to combine the class A and class B shares into a single class of voting common stock. This combination of the separate classes of common stock has been given retroactive effect in the accompanying financial statements and related note disclosures for all periods presented.

STOCK REDEMPTION TRANSACTION

In May 1994, the Company purchased, for $2,125,000, all of the shares of its common stock held by a principal stockholder. The Company paid $775,000 in cash, and financed the balance with a note to the seller for $1,350,000 which was repaid in 1995. Concurrent with the purchase, the Company borrowed $750,000 from a bank which was repaid in 1995. The transaction was accounted for as a redemption and cancellation of the majority of the reacquired shares, excluding 1,396,980 shares which were accounted for as treasury shares, and resulted in the elimination of available additional paid-in capital as of the transaction date of $8,000 and a charge to retained earnings of $1,442,000.

STOCK SPLITS

On October 13, 1994, the Board of Directors declared a one-for-one stock dividend which has been accounted for as a stock split. On November 16, 1995, the Board of Directors authorized a three-for-two stock split. All share and per share information included in the accompanying financial statements and notes has been adjusted to give retroactive effect to these stock splits.

OTHER TRANSACTIONS

On May 31, 1996, the Company completed its IPO. The Company issued 2,175,000 shares of the Company's common stock and received proceeds of approximately $9,900,000, net of issuance costs of approximately $975,000.

In June and August 1995, Safeguard Scientifics, Inc. (Safeguard) and two venture capital funds (collectively, the Investors) acquired 2,080,048 shares of the Company's common stock from the Company and its principal shareholder and also acquired warrants to purchase 339,862 shares of common stock at an exercise price of $3.68 per share. The Company sold 953,355 common shares and the warrants directly to the investors for cash of $2,750,000. The balance of the Investors' shares were acquired from the Company's principal stockholder. In connection with these transactions, the Company also

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

(8) Stockholders' Equity  - (Continued)

issued warrants to acquire 339,861 shares of its common stock at an exercise price of $3.68 per share to the principal stockholder, who is also the Company's chief executive officer. No value was assigned to these warrants since their exercise price exceeded the estimated fair value of the Company's common stock as of the issuance date.

The warrants discussed in the preceding paragraph became exercisable on the effective date of the registration statement on Form S-1 with respect to the IPO . The warrants issued to the Investors expire three years after they become exercisable and the warrants issued to the principal stockholder expire June 30, 1999. The warrants contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing. The Investors also obtained certain other rights which include piggyback and demand registration rights in certain circumstances following an IPO of the Company's common stock.

(9) STOCK OPTION PLAN

The Company has a stock option plan (the Plan) under which all employees and members of the Board of Directors are eligible to participate. A total of 1,250,000 shares of common stock have been reserved for this purpose.

Under the terms of the Plan, authorized options are granted at estimated fair value. Options granted before July 25, 1996 generally become exerciseable and vest at the rate of 20% per annum beginning on the second anniversary of the grant date. Options granted on or after July 25, 1996 become exerciseable and vest at the rate of 20% per annum beginning on the first anniversary of the grant date. All options expire 10 years from the grant date.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1995            1996
                                                       ---------     ---------
Net Income  .....................       As Reported     $1,850        $3,004
                                          Pro forma     $1,811        $2,918

Primary earnings per share  .....       As Reported     $  .31        $  .38
                                          Pro forma     $  .30        $  .37

Fully diluted earnings per share        As Reported     $  .31        $  .37
                                          Pro forma     $  .30        $  .36


The per share weighted-average fair value of stock options granted during 1995 and 1996 was $.55 and $3.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 0%, risk-free interest rate of 5.55% to 7.18%, and an expected life of seven years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.67%, and an expected life of six years.

Pro forma net income reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

(9) Stock Option Plan  - (Continued)

Option activity under the Plan is summarized below:

                                                  Average          Range/
                                                  Shares         Weighted -
                                   Shares          Under         Average of
                                  Available       Option      Exercise Prices
                                 -----------     ----------    ---------------
Balances, January 1, 1994  ..      576,675        307,725         $ .05 to .72
Granted  ....................      (58,598)        58,598                 1.22
Exercised  ..................           --        (14,610)          .05 to .63
Canceled  ...................       25,633        (25,633)         .05 to 1.22
                                 -----------     ----------    ---------------
Balances, December 31, 1994        543,710        326,080                  .59
Additional authorization  ...      320,000             --                   --
Granted  ....................     (556,551)       556,551                 2.49
Exercised  ..................           --        (48,435)                 .32
Canceled  ...................       23,140        (23,140)                1.07
                                 -----------     ----------    ---------------
Balances, December 31, 1995        330,229        811,056                 1.89
Granted  ....................      (13,760)        13,760                14.35
Exercised  ..................           --        (75,352)                 .81
Canceled  ...................       39,218        (39,218)                2.51
Repurchases  ................        6,600             --                   --
                                 -----------     ----------    ---------------
Balances, December 31, 1996        362,287        710,246         $       2.33
                                 ===========     ==========    ===============


At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.05 - $15.25 and 7.67 years, respectively.

At December 31, 1995 and 1996, the number of options exercisable was 140,492 and 152,914 respectively, and the weighted-average exercise price of those options was $1.11 and $1.27, respectively.

(10) COMMITMENTS

LEASES

The Company is obligated under a capital lease for certain equipment with $13,000 of future payments through December 1997. Equipment acquired through capital leases in December 1994 are included in fixed assets at a cost of $36,000 and accumulated amortization of $10,000 at December 31, 1996. The Company is obligated to pay rent for office space under operating leases which expire at various dates through September 2000.

Rent expense for 1994, 1995, and 1996 was $200,000, $293,000, and $614,000
respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows
(in thousands):

     1997  ..................                 $  817
     1998  ..................                    824
     1999  ..................                    815
     2000  ..................                    673
                                             --------
Total minimum lease payments                  $3,129
                                             ========

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

(10) Commitments  - (Continued)

SALARY CONTINUATION AGREEMENTS

The Company has employment agreements with certain members of management. These agreements contain provisions for salary continuation payments (aggregating approximately $600,000 at December 31, 1996) if all such employees are terminated without cause.

(11) RELATED PARTY TRANSACTIONS

A former member of the Company's Board of Directors is the chief executive officer of a client. Revenues from this client were $52,000, $587,000, and $2,858,000 in 1994, 1995 and 1996, respectively. Outstanding trade accounts receivable from this client were $150,000 and $572,000 at December 31, 1995 and 1996, respectively. Additionally, on September 30, 1995, the Company converted $100,000 of accounts receivable from this client into a note receivable. The $50,000 balance of the unsecured note is payable on September 30, 1997, and bears interest at 7% per annum, which is payable quarterly.

The same former member of the Company's Board of Directors is also a member of a client's Board of Directors. This client is also a consolidated subsidiary of Safeguard. Revenues from this client were $1,241,000, $395,000, and $114,000 in 1994, 1995 and 1996, respectively. Outstanding accounts receivable from this client were $49,000 and $0 at December 31, 1995 and 1996, respectively.

During the years ended December 31, 1994, 1995 and 1996, the Company made insurance premium payments of $63,000, $116,000 and $143,000, respectively, under certain insurance policies on the life of the Chief Executive Officer of the Company for which the Company is not the beneficiary.

(12) SUBSEQUENT EVENTS

On January 23, 1997, the Company's Board of Directors authorized the filing of a registration statement on Form S-1. The Board also authorized the reservation of 400,000 additional shares for the Stock Option Plan subject to shareholder approval and authorized the granting of approximately 147,000 options to employees.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Integrated Systems Consulting Group, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Systems Consulting Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Systems Consulting Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
January 23, 1997

                                                                   SCHEDULE II

                  INTEGRATED SYSTEMS CONSULTING GROUP, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                       Column A           Column B               Column C               Column D      Column E
                  -------------------   ------------   ----------------------------   ------------   -----------
                                                                Additions
                                                       ----------------------------
 For the year                            Balance at     Charged to     Charged to                      Balance
     ended                               beginning       cost and         other                       at end of
  December 31         Description        of period       expenses       accounts       Deductions      period
 --------------   -------------------   ------------    ------------   ------------   ------------   -----------
  1994           Billing adjustments      $100,000        $    --       $      --       $     --      $100,000
                 and uncollectible
                 amounts

  1995           Billing adjustments       100,000         41,000          59,000             --       200,000
                 and uncollectible
                 amounts

  1996           Billing adjustments       200,000             --          23,100(1)     (27,179)      195,921
                 and uncollectible
                 amounts


------
(1) Charged against revenue.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTEGRATED SYSTEMS CONSULTING
                                        GROUP, INC.



                                      By: /s/ DAVID S. LIPSON
                                          -----------------------------
                                          David S. Lipson
                                          Chairman, Chief Executive Officer,
                                          President & Treasurer


Date:  February 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                                Title(s)                                         Date
----------                                ---------                                         ----

/s/ DAVID S. LIPSON                      Chief Executive Officer, President and             February 17, 1997
--------------------------------         Treasurer (Principal Executive Officer) and
David S. Lipson                          Chairman


/s/ DAVID D. GATHMAN                     Chief Operating Officer, Vice President,           February 17, 1997
--------------------------------         Secretary and Assistant Treasurer (Principal
David D. Gathman                         Financial and Accounting Officer) and
                                         Director


/s/ FRANK BALDINO, Jr.                   Director                                           January 27, 1997
--------------------------------
Frank Baldino, Jr.


/s/ MELVYN E. BERGSTEIN                  Director                                           February 17, 1997
----------------------------
Melvyn E. Bergstein


/s/ DONALD R. CALDWELL                   Director                                           February 17, 1997
---------------------------
Donald R. Caldwell


/s/ MARK J. DENINO                       Director                                           February 17, 1997
---------------------------------
Mark J. DeNino





/s/ DAVID FEHR                           Director                                           February 17, 1997
--------------------------------------
David Fehr


/s/ JAMES L. MANN                        Director                                           January 27, 1997
--------------------------------------
James L. Mann


/s/ DONNA J. PEDRICK                     Director                                           February 17, 1997
-------------------------------
Donna J. Pedrick


/s/ MICHAEL D. STERN                     Director                                           January 28, 1997
--------------------------------------
Michael D. Stern


/s/ EDWARD S.J. TOMEZSKO                 Director                                           January 28, 1997
--------------------------------------
Edward S.J. Tomezsko



                                INDEX TO EXHIBITS


Exhibits
--------

3.1  Articles of Incorporation of the Company.*
3.2  By-laws of the Company.*
4    Specimen stock certificate.*
10.1 Stock Option Plan, as amended.
10.2 Amended and Restated Employment Agreement dated January 1, 1995 between the Registrant and David S. Lipson.*
10.3 Employment Agreement dated April 1, 1994 between the Registrant and David
     D. Gathman.*
10.4 Employment Agreement dated January 1, 1993 between the Registrant and Edward P. Kaiserian, as modified on January 1, 1995.*
10.5 Employment Agreement dated January 9, 1992 between the Registrant and David
     F. Elderkin.*
10.6 Employment Agreement dated November 25, 1995 between the Registrant and Jay
     M. Rose.*
10.7 Common Stock and Warrant Purchase Agreement dated June 30, 1995 among the Registrant, David S. Lipson, Safeguard Scientifics (Delaware), Inc., Technology Leaders II L.P. and Technology Leaders II Offshore C.V.*
11   Statement Regarding Computation of Earnings Per Share.**
21   Subsidiaries of the Registrant.*
23   Consent of KPMG Peat Marwick LLP.
27.1 Financial Data Schedule.


* Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.

** Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-21009) and incorporated herein by reference.