Form 10-Q
period 1997-03-31
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1997-05-14
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
             March 31, 1997 or
             --------------

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

             Commission file number 0-28206


                    Integrated Systems Consulting Group, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                    23-2528944
         ------------                                    ---------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


         575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (610) 989-7000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

There were 7,915,507 shares of the registrant's common stock, par value $.005 per share, outstanding at May 12, 1997.

                    Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)

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

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                    March 31,
                                                                                      1997                December 31,
                                                                                   (Unaudited)                1996
                                                                                   -----------            -------------
Assets
Current assets:
    Cash and cash equivalents                                                         $  4,275            $     8,730
    Short-term investments, at cost, which approximates market                           4,551                  2,537
    Accounts receivable:
        Trade, net of reserves of $260 and $196                                          7,653                  5,643
        Unbilled                                                                            74                    144
    Prepaid expenses                                                                       679                    562
    Other current assets                                                                   228                    196
                                                                                      --------            -----------
Total current assets                                                                    17,460                 17,812
Property and equipment, net                                                              3,253                  2,935
Other assets                                                                                94                     97
                                                                                      --------            -----------
                                                                                      $ 20,807                 20,844
                                                                                      ========            ===========
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                                             $  1,090            $     1,590
    Accrued compensation payable                                                           692                  1,104
    Income taxes payable                                                                   482                     27
    Deferred income taxes                                                                  146                    363
                                                                                      --------            -----------
Total current liabilities                                                                2,410                  3,084
                                                                                      --------            -----------

Commitments

Stockholders' equity:
    Preferred stock. $1.00 par value; 500,000 shares authorized; none issued                 -                      -
    Common stock, $.005 par value, 25,000,000 shares
        authorized, 9,227,513 and 9,227,513 shares issued                                   46                     46
    Additional paid-in capital                                                          12,619                 12,612
    Retained earnings                                                                    6,377                  5,776
                                                                                      --------            -----------
                                                                                        19,042                 18,434
    Treasury stock, at cost, 1,312,997 and 1,370,840 common shares                        (645)                  (674)
                                                                                      --------            -----------
                                                                                        18,397                 17,760
                                                                                      --------            -----------
                                                                                      $ 20,807            $    20,844
                                                                                      ========            ===========


          See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited
--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                       ------------------------
                                                                                         1997           1996
                                                                                       ----------    ----------

Revenues                                                                                $  8,889     $   7,065
Operating expenses:
    Direct costs                                                                           5,188         3,905
    Selling expenses                                                                         602           393
    General and administrative expenses                                                    2,198         1,305
                                                                                        --------      --------
Total operating expenses                                                                   7,988         5,603
                                                                                        --------      --------

Income from operations                                                                       901         1,462

Interest income, net                                                                         135            22
                                                                                        --------      --------
Income before income taxes                                                                 1,036         1,484
Provision for income taxes                                                                   435           638
                                                                                        --------      --------

Net income                                                                              $    601     $     846
                                                                                        ========      ========

Net income per common share                                                             $    .07     $     .13
                                                                                        ========      ========

Shares used in computing net income per common share                                       8,896         6,274
                                                                                        ========      ========



          See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited
--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                  March 31
                                                                         ----------------------
                                                                           1997              1996
                                                                        ----------        ---------

Cash flows from operating activities:
    Net income                                                          $     601         $     846
    Adjustments to reconcile net income to
       net cash provided by operating activities:
            Depreciation and amortization                                     286               132
            Deferred income tax provision (benefit)                          (217)             (230)
            Changes in assets and liabilities;
                Accounts receivable                                        (1,940)           (2,145)
                Prepaid expenses                                             (117)             (436)
                Other assets                                                  (29)             (225)
                Accounts payable and accrued expenses                        (500)              331
                Accrued compensation payable                                 (412)             (140)
                Income taxes payable                                          455               187
                                                                          --------         --------
Net cash used in operating activities                                      (1,873)           (1,680)
                                                                          --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                      (604)             (260)
    Purchases of short-term investments                                    (2,213)                -
    Maturity and sale of short-term investments                               199                 -
                                                                          --------         --------
Net cash used in investing activities                                      (2,618)             (260)
                                                                          --------         --------

Cash flows from financing activities:
    Purchase of treasury stock                                                  -               (26)
    Proceeds from issuance of common stock                                     36                 4
                                                                          --------         --------
Net cash provided by (used in) financing activities                            36               (22)
                                                                          --------         --------

Net decrease in cash and cash equivalents                                  (4,455)           (1,962)
Cash and cash equivalents, beginning                                        8,730             2,479
                                                                          --------         --------
Cash and cash equivalents, ending                                       $   4,275         $     517
                                                                          ========         ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                   $     197         $     681



          See accompanying notes to consolidated financial statements.

                    Integrated Systems Consulting Group, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2. On May 31, 1996, the Company completed its initial public offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.9 million. The proceeds will be used for acquisitions, working capital, general corporate purposes and capital expenditures.

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

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share. The Company will adopt this standard as of December 31, 1997, as required. Early adoption is not permitted.

5. In April 1997 the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting Edge) for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, PA, and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996.
     This acquisition will be accounted for using the purchase method of accounting.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

First Quarter 1997 as compared to First Quarter 1996

Revenue. The Company's revenues for the quarter ended March 31, 1997 increased by $1.8 million or 25.8% to $8.9 million from $7.1 million in 1996. Approximately 68.7% of this increase resulted from an increase in the volume of technical employee hours billed and approximately 31.3% of the increase resulted from an increase in aggregate average rates for hours billed during the first quarter of 1997 as compared with the corresponding period in 1996. For the quarter, the percentage of revenue from clients in the pharmaceutical industry was 67.3% compared to 57.8% in the first quarter of 1996.

Direct costs. Direct costs for the quarter ended March 31, 1997 increased by $1.3 million or 32.9% to $5.2 million from $3.9 million in 1996. This increase is principally due to an increase in the number of professional staff to 351 technical personnel at March 31, 1997 from 273 at March 31, 1996. As a percentage of revenues, direct costs increased to 58.4% for the first quarter of 1997 from 55.3% for the first quarter of 1996. This increase resulted principally from the delay in several large projects which caused the Company's technical personnel utilization rates (i.e. the ratio of hours billed to total available hours) in the first quarter of 1997 to decline compared the first quarter of 1996. The Company believes its direct costs as a percentage of revenue will be less for the balance of 1997 than in the first quarter.

Selling expenses. Selling expenses for the quarter ended March 31, 1997 increased by $209,000 to $602,000 from $393,000 in the corresponding period in 1996. This increase is principally due to the increase in the number of sales and marketing personnel to 16 at March 31, 1997 from nine at March 31, 1996.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 1997 increased by $893,000 or 68.4% to $2.2 million from $1.3 million in the corresponding period in 1996. As a percentage of revenues, general and administrative expenses increased to 24.7% for the first quarter of 1997 from 18.5% for the first quarter of 1996. These increases are principally due to increases in facilities costs (office rent and utilities) and facility related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) to support an increase in the number of professional and supervisory personnel performing client engagements in the Company's offices rather than at client locations. Also, during the first quarter of 1997 the Company incurred certain new expenses and increased insurance, legal and accounting expenses associated with public company filings and compliance requirements and with investor and shareholder relations. The Company believes its general and administrative expenses as a percentage of revenue will be less for the balance of 1997.

Interest income. Interest income for the quarter ended March 31, 1997 increased to $135,000 from $22,000 in the corresponding period in 1996. The increase is principally due to higher average cash equivalents and short-term investments balances. The increase in cash balances principally resulted from approximately $9.9 million that the Company received from its initial public offering which closed on May 31, 1996.

Effective income tax rate. The Company's effective income rate for the first quarter of 1997 was 42.0% and 43.0% for the first quarter of 1996.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments decreased $2.4 million to $8.8 million at March 31, 1997 from $11.3 million at December 31, 1996. The decrease resulted primarily from working capital requirements and capital expenditures. At March 31, 1997 cash equivalents and short-term investments were invested in short-term U. S. governmental agency issues, institutional money-market funds and a master repurchase agreement. By policy, the Company places its investments in high credit-quality instruments.

On May 31, 1996, the Company completed its initial public offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.9 million. The proceeds will be used for acquisitions, working capital, general corporate purposes and capital expenditures.

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


Safe Harbor Statement:

Statements made in this filing that are forward-looking involve risk and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts which are based upon detailed assumptions about many important factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, including client demand, dependence on the pharmaceutical industry, the attraction and retention of technical employees, concentration and mix of revenues, and other factors, which could cause actual results to differ materially from predicted results. These factors, as and when applicable, are disclosed previously and from time to time in the Company's filing with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings:  None

         Item 2.  Changes in Securities:  None

         Item 3.  Defaults Upon Senior Securities:  None

         Item 4.  Submission of Matters to a Vote of Security Holders: None

         Item 5.  Other Information:  None

         Item 6.  Exhibits and Reports on Form 8-K:

                  (a)  Exhibits:

                       3.1     Articles of Incorporation*

                       3.2     By-laws*

                       11      Computation of Net Income Per Share

                       27      Financial Data Schedule

                  (b)  Reports on Form 8-K:  None

         ------------
         * Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Integrated Systems Consulting Group, Inc.


Date:  May 14, 1997                  By: /s/ DAVID S. LIPSON
                                        -------------------------------------
                                        David S. Lipson
                                        Chairman, Chief Executive Officer,
                                         President and Treasurer


Date:  May 14, 1997                  By: /s/ DAVID D. GATHMAN
                                        -------------------------------------
                                        David D. Gathman
                                        Executive Vice President, Finance and
                                         Administration, Chief Financial Officer
                                         and Secretary (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION

3.1                        Articles of Incorporation*

3.2                        By-laws*

11                         Computation of Net Income Per Share

27                         Financial Data Schedule


------------
* Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.

Integrated Systems Consulting Group, Inc.
(in thousands, except per share data)
Exhibit 11 - Computation of Net Income Per Share
--------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                    March 31
                                                                                           ---------------------------
                                                                                             1997               1996
                                                                                           ---------         ---------
Shares used in computing net income per common share:
    Shares outstanding, beginning of period                                                  7,856,673          5,605,681
    Net incremental shares resulting from assumed exercise
        of stock options and warrants using the treasury stock method                         994,490            666,155
    Weighted impact of common shares issued during the period                                  45,039              9,674
    Weighted impact of common shares repurchased during the period                                  -             (7,800)
                                                                                            ---------          ---------
    Total shares used in computing net income per common share                              8,896,202          6,273,710
                                                                                            =========          =========
Net income                                                                                 $  601,000         $  846,000
                                                                                            =========          =========
Net income per common share                                                                $      .07         $      .13
                                                                                            =========          =========