Form 10-Q
period 1997-06-30
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1997-08-14
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

             Commission file number 0-28206


                    Integrated Systems Consulting Group, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Pennsylvania                                      23-2528944
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


         575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087
     ---------------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (610) 989-7000
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

There were 7,922,467 shares of the registrant's common stock, par value $.005 per share, outstanding at August 11, 1997.

                    Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

-------------------------------------------------------------------------------

                                                                                            June 30
                                                                                              1997             December 31
                                                                                          (Unaudited)             1996
                                                                                         ---------------     ----------------
Assets
Current assets:
     Cash and cash equivalents                                                           $  6,505             $  8,730
     Short-term investments, at cost, which approximates market                                97                2,537
     Accounts receivable:
         Trade, net of reserves of $307 and $196                                            8,454                5,643
         Unbilled                                                                             301                  144
     Prepaid expenses                                                                         524                  562
     Other current assets                                                                     549                  196
                                                                                         --------             --------
Total current assets                                                                       16,430               17,812
Property and equipment, net                                                                 3,389                2,935
Goodwill, net                                                                               1,487                 --
Other assets                                                                                  126                   97
                                                                                         --------             --------
                                                                                         $ 21,432             $ 20,844
                                                                                         ========             ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                               $  1,319             $  1,590
     Accrued compensation payable                                                             725                1,104
     Income taxes payable                                                                      40                   27
     Deferred income taxes                                                                    146                  363
                                                                                         --------             --------
Total current liabilities                                                                   2,230                3,084
                                                                                         --------             --------

Commitments

Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized; none issued                --                   --
     Common stock, $.005 par value, 25,000,000 shares
         authorized, 9,227,513 and 9,227,513 shares issued                                     46                   46
     Additional paid-in capital                                                            12,620               12,612
     Retained earnings                                                                      7,177                5,776
                                                                                         --------             --------
                                                                                           19,843               18,434
     Treasury stock, at cost, 1,307,176 and 1,370,840 common shares                          (641)                (674)
                                                                                         --------             --------
                                                                                           19,202               17,760
                                                                                         --------             --------
                                                                                         $ 21,432             $ 20,844
                                                                                         ========             ========






Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited
                                                         Three Months Ended                         Six Months Ended
                                                               June 30                                  June 30
------------------------------------------------------------------------------------------------------------------------------

                                                     1997                 1996               1997                1996
                                                    -------             -------             -------             -------

Revenues                                            $10,209             $ 7,444             $19,098             $14,509
Operating expenses:
     Direct costs                                     5,928               4,249              11,116               8,154
     Selling expenses                                   631                 368               1,233                 761
     General and administrative expenses              2,365               1,610               4,563               2,915
                                                    -------             -------             -------             -------
Total operating expenses                              8,924               6,227              16,912              11,830
                                                    -------             -------             -------             -------

Income from operations                                1,285               1,217               2,186               2,679

Interest income, net                                     94                  53                 229                  75
                                                    -------             -------             -------             -------
Income before income taxes                            1,379               1,270               2,415               2,754
Provision for income taxes                              579                 546               1,014               1,184
                                                    -------             -------             -------             -------

Net income                                          $   800             $   724             $ 1,401             $ 1,570
                                                    =======             =======             =======             =======

Net income per common share:
     Primary                                        $   .09             $   .10             $   .16             $   .23
                                                    =======             =======             =======             =======
     Fully diluted                                  $   .09             $   .10             $   .16             $   .22
                                                    =======             =======             =======             =======

Shares used in computing
 net income per common share:
     Primary                                          8,856               7,584               8,876               6,930
                                                    =======             =======             =======             =======
     Fully diluted                                    8,876               7,589               8,886               7,231
                                                    =======             =======             =======             =======

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited
                                                          Six Months Ended
                                                               June 30
---------------------------------------------------------------------------

                                                           1997       1996
                                                         -------    -------

Cash flows from operating activities:
     Net income                                          $ 1,401    $ 1,570
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                   634        291
             Deferred income tax provision (benefit)        (217)      (230)
             Changes in assets and liabilities:
                 Accounts receivable                      (2,968)    (2,718)
                 Prepaid expenses                             47       (271)
                 Other assets                                 38       (336)
                 Accounts payable and accrued expenses      (351)       202
                 Accrued compensation payable               (379)       (36)
                 Income taxes payable                         13       (107)
                                                         -------    -------
Net cash used in operating activities                     (1,782)    (1,635)
                                                         -------    -------

Cash flows from investing activities:
     Purchases of property and equipment                  (1,031)      (990)
     Purchases of short-term investments                  (4,260)      --
     Maturity and sale of short-term investments           6,700       --
     Acquisition of business, net of cash acquired        (1,893)      --
                                                         -------    -------
Net cash used in investing activities                       (484)      (990)
                                                         -------    -------

Cash flows from financing activities:
     Purchase of treasury stock                             --          (26)
     Proceeds from issuance of common stock                   41      9,700
                                                         -------    -------
Net cash provided by financing activities                     41      9,674
                                                         -------    -------

Net change in cash and cash equivalents                   (2,225)     7,049
Cash and cash equivalents, beginning                       8,730      2,479
                                                         -------    -------

Cash and cash equivalents, ending                        $ 6,505    $ 9,528
                                                         =======    =======

Supplemental disclosure of cash flow information:
     Income taxes paid                                   $ 1,219    $ 1,827
     Acquisition of business
         Assets acquired                                     480       --
         Liabilities assumed                                  80       --

                    Integrated Systems Consulting Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2. In April 1997 the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting Edge) for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, PA, and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition is accounted for using the purchase method of accounting.

3. On May 31, 1996, the Company completed its initial public offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.7 million. The remaining net proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the remaining net proceeds may be used for acquisitions.

4. Net income per share is computed using the weighted average number of shares of common and common equivalent shares (stock options and warrants) outstanding. As required by a Staff Accounting Bulletin issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the offering, discussed above, have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and assuming an initial public offering price of $5.00 per share).

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share. The Company will adopt this standard as of December 31, 1997, as required. Early adoption is not permitted.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenue. The Company's revenues for the quarter and six month periods ended June 30, 1997 increased by $2.8 million, or 37.1%, and $4.6 million, or 31.6%, compared to the corresponding periods in 1996. Approximately 63% and 65% of this increase resulted from an increase in the volume of hours billed and approximately 37% and 35% of the increase resulted from an increase in aggregate average rates for hours billed during the quarter and six months. For the quarter and six month periods ended June 30, 1997, the percentage of revenue from clients in the pharmaceutical industry was 60.5% and 63.7% compared to 59.2% and 58.5% for the corresponding periods in 1996.

Direct costs. Direct costs for the quarter and six month periods ended June 30, 1997 increased by $1.7 million, or 39.5%, and $3.0 million, or 36.3%, compared to the corresponding periods in 1996. These increases are principally due to an increase in the number of professional staff to 401 at June 30, 1997 from 299 at June 30, 1996. The Company increased its professional staff by 71 at June 30, 1997 from 330 at December 31, 1996 and 102 professional staff from June 30, 1996. As a percentage of revenues, direct costs were 58.1% and 58.2% for the quarter and six month periods ended June 30, 1997 compared to 57.1% and 56.2% for the corresponding periods in 1996. These increases resulted principally from a lower utilization rate (i.e. the ratio of hours billed to total available hours) during the first six months of 1997 compared to the corresponding period in 1996. During 1997 the Company performed more project engagements than staff augmentation assignments compared to the first half of 1996. As a result, the Company has experienced greater non-billable time prior to the start of project engagements, and greater non-billable time between project engagements. Also, during 1997, a greater portion of the Company's newly hired professional staff have been less experienced professionals than in the first half of 1996. The Company has experienced longer periods of non-billable time for these new hires, after the completion of their training, before their first assignment. The Company believes its direct costs as a percentage of revenue for the balance of 1997 will continue to be higher than in the corresponding periods in 1996.

Selling expenses. Selling expenses for the quarter and six month periods ended June 30, 1997 increased by $263,000, or 71.5%, and $472,000, or 62.0%, compared to the corresponding periods in 1996. As a percentage of revenues, selling expenses were 6.2% and 6.5% for the quarter and six month periods ended June 30, 1997 compared to 4.9% and 5.2% for the corresponding periods in 1996. These increases are principally due to the increase in the number of sales and marketing personnel to 19 at June 30, 1997 from 11 at June 30, 1996.

General and administrative expenses. General and administrative expenses for the quarter and six month periods ended June 30, 1997 increased by $755,000, or 46.9%, and $1.6 million, or 56.5%, compared to the corresponding periods in 1996. As a percentage of revenues, general and administrative expenses were 23.2% and 23.9% for the quarter and six month periods ended June 30, 1997 compared to 21.6% and 20.1% for the quarter and six month periods of 1996. These increases are principally due to increases in facilities costs (office rent and utilities) and facility related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) relating to an increase in the number of professional and supervisory personnel, performing client engagements in the Company's offices rather than at client locations. Also, during the first half of 1997, the Company incurred six months of certain expenses associated with public company filings, compliance requirements, and investor and shareholder relations. The Company incurred only two months of these expenses in the first half of 1996. The Company believes its general and administrative expenses as a percentage of revenue will be lower for the balance of 1997 than in the first half of 1997.

Interest income. Interest income for the quarter and six month periods ended June 30, 1997 increased to $94,000 from $53,000 and $229,000 from $75,000 in the corresponding periods in 1996. These increases are principally due to higher average cash equivalents and short-term investments balances.

Effective income tax rate. The Company's effective income tax rate in 1997 decreased to 42.0% from 43.0% in 1996.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments decreased $4.7 million to $6.6 million at June 30, 1997 from $11.3 million at December 31, 1996. The decrease resulted principally from the acquisition of Cutting Edge, working capital requirements, payments for income taxes and capital expenditures. At June 30, 1997 cash equivalents were invested in short-term U. S. governmental agency issues, institutional money-market funds and a master repurchase agreement. By policy, the Company places its investments in high credit-quality instruments.

On May 31, 1996, the Company completed its initial public offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.7 million. The remaining net proceeds will be used for working capital, general corporate purposes and capital expenditures. A portion of the remaining net proceeds may be used for acquisitions.

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


Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders: None

The Company held its Annual Meeting of Stockholders on May 23, 1997. At the meeting, the shareholders voted in favor of (1) electing as directors the eleven nominees named in the Proxy Statement dated April 11, 1997, (2) authorized the amendments to the Company's Amended and Restated 1989 Incentive Stock Option Plan to increase the number of shares authorized under such Plan to 1,650,000 shares of common stock from 1,250,000 shares, and (3) ratified the appointment of KPMG Peat Marwick LLP as the independent accountants to audit the Company's accounts for the fiscal year ending December 31, 1997. The number of votes cast were as follows:

                                                                                                 Broker
                                        Votes         Votes        Votes          Votes           Non-
                                         For         Against      Withheld      Abstained         Votes
                                   --------------- ----------- -------------- -------------- ---------------
(1) David S. Lipson                  7,000,818         N/A         37,055           N/A              -
    David D. Gathman                 7,000,952         N/A         36,921           N/A              -
    Frank Baldino, Jr., Ph.D.        7,004,052         N/A         33,821           N/A              -
    Melvyn E. Bergstein              7,001,018         N/A         36,855           N/A              -
    Donald R. Caldwell               7,003,268         N/A         34,605           N/A              -
    Mark J. Denino                   7,002,768         N/A         35,105           N/A              -
    David S. Fehr                    7,002,383         N/A         35,490           N/A              -
    James L. Mann                    7,003,302         N/A         34,571           N/A              -
    Donna J. Pedrick                 7,002,884         N/A         34,989           N/A              -
    Michael D. Stern                 7,001,052         N/A         36,821           N/A              -
    Edward S. J. Tomezsko, Ph.D.     7,004,052         N/A         33,821           N/A              -

(2) 1989 Incentive Stock
      Option Plan                    5,781,719     171,436            N/A         19,623          1,065,095

(3) KPMG Peat Marwick LLP            7,007,995      10,255            N/A         19,623             -

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

                  3.1          Articles of Incorporation*
                  3.2          By-laws*
                 10.1          Stock Option Plan, as Amended
                 11.1          Computation of Net Income Per Share
                 27.1          Financial Data Schedule

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



                                     Integrated Systems Consulting Group, Inc.


Date:  August 14, 1997               By:  /s/ DAVID S. LIPSON
                                          -------------------------------------
                                         David S. Lipson
                                         Chairman, Chief Executive Officer,
                                          President and Treasurer

Date:  August 14, 1997               By  /s/ DAVID D. GATHMAN
                                         --------------------------------------
                                         David D. Gathman
                                         Executive Vice President, Finance and
                                            Administration, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX


Number                     Description

     3.1                   Articles of Incorporation*
     3.2                   By-laws*
    10.1                   Stock Option Plan, as Amended
    11.1                   Computation of Net Income Per Share
    27.1                   Financial Data Schedule


------------
* Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.