Form 10-Q
period 1997-09-30
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1997-11-14
CIK 1007020

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

       Commission file number 0-28206


                   Integrated Systems Consulting Group, Inc.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)



         Pennsylvania                              23-2528944
         ------------                              ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


        575 East Swedesford Road, Suite 200, Wayne, Pennsylvania 19087
        --------------------------------------------------------------
         (Address of principal executive offices, including zip code)



                                (610) 989-7000
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

There were 7,927,732 shares of the registrant's common stock, par value $.005 per share, outstanding at November 10, 1997.

                   Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

--------------------------------------------------------------------------------

                                                                                 September 30
                                                                                      1997       December 31
                                                                                  (Unaudited)       1996
                                                                                   --------       --------
Assets
Current assets:
     Cash and cash equivalents                                                     $  5,286       $  8,730
     Short-term investments, at cost, which approximates market                       1,743          2,537
     Accounts receivable:
         Trade, net of reserves of $282 and $196                                      9,552          5,643
         Unbilled                                                                       128            144
     Prepaid expenses                                                                   436            562
     Other current assets                                                               254            196
                                                                                   --------       --------
Total current assets                                                                 17,399         17,812
Property and equipment, net                                                           3,481          2,935
Goodwill, net                                                                         1,450           --
Other assets                                                                            121             97
                                                                                   --------       --------
                                                                                   $ 22,451       $ 20,844
                                                                                   ========       ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                         $  1,264       $  1,590
     Accrued compensation payable                                                       741          1,104
     Income taxes payable                                                               147             27
     Deferred income taxes                                                              145            363
                                                                                   --------       --------
Total current liabilities                                                             2,297          3,084
                                                                                   --------       --------

Commitments

Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized; none issued          --             --
     Common stock, $.005 par value, 25,000,000 shares
         authorized, 9,227,513 and 9,227,513 shares issued                               46             46
     Additional paid-in capital                                                      12,625         12,612
     Retained earnings                                                                8,122          5,776
                                                                                   --------       --------
                                                                                     20,793         18,434
     Treasury stock, at cost, 1,302,181 and 1,370,840 common shares                    (639)          (674)
                                                                                   --------       --------
                                                                                     20,154         17,760
                                                                                   --------       --------
                                                                                   $ 22,451       $ 20,844
                                                                                   ========       ========




See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited

                                                          Three Months Ended                       Nine Months Ended
                                                             September 30                             September 30
------------------------------------------------------------------------------------------------------------------------------

                                                      1997                 1996                 1997                1996
                                                 ----------------     ----------------     ---------------     ---------------

Revenues                                       $          11,478    $           7,538    $         30,576    $         22,047
Operating expenses:
     Direct costs                                          6,777                4,451              17,893              12,605
     Selling expenses                                        785                  458               2,018               1,219
     General and administrative expenses                   2,374                1,567               6,937               4,482
                                                 ----------------     ----------------     ---------------     ---------------
Total operating expenses                                   9,936                6,476              26,848              18,306
                                                 ----------------     ----------------     ---------------     ---------------

Income from operations                                     1,542                1,062               3,728               3,741

Interest income, net                                          88                  138                 317                 213
                                                 ----------------     ----------------     ---------------     ---------------
Income before income taxes                                 1,630                1,200               4,045               3,954
Provision for income taxes                                   685                  517               1,699               1,701
                                                 ----------------     ----------------     ---------------     ---------------

Net income                                     $             945    $             683    $          2,346    $          2,253
                                                 ----------------     ----------------     ---------------     ---------------

Net income per common share:
     Primary                                   $             .11    $             .08    $            .26    $            .30
                                                 ===============      ================     ===============     ===============
     Fully diluted                             $             .11    $             .08    $            .26    $            .29
                                                 ===============      ================     ===============     ===============

Shares used in computing
  net income per common share:
     Primary                                               8,908                9,000               8,881               7,620
                                                 ===============      ================     ===============     ===============
     Fully diluted                                         8,908                9,041               8,892               7,839
                                                 ===============      ================     ===============     ===============
















See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited

                                                                                Nine Months Ended
                                                                                   September 30
----------------------------------------------------------------------------------------------------

                                                                               1997           1996
                                                                             --------       --------

Cash flows from operating activities:
     Net income                                                              $  2,346       $  2,253
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                                      1,000            489
             Deferred income tax benefit                                         (218)          (230)
             Changes in assets and liabilities, inclusive of effects of acquired business:
                     Accounts receivable                                       (3,893)        (2,774)
                     Prepaid expenses                                             135           (538)
                     Other assets                                                 338             11
                     Accounts payable and accrued expenses                       (406)            88
                     Accrued compensation payable                                (363)            64
                     Income taxes payable                                         120           (255)
                                                                             --------       --------
Net cash used in operating activities                                            (941)          (892)
                                                                             --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                                       (1,451)        (1,563)
     Purchases of short-term investments                                       (9,756)          (391)
     Maturity and sale of short-term investments                               10,550           --
     Acquisition of business, net of cash acquired                             (1,894)          --
                                                                             --------       --------
Net cash used in investing activities                                          (2,551)        (1,954)
                                                                             --------       --------

Cash flows from financing activities:
     Purchase of treasury stock                                                  --              (26)
     Proceeds from issuance of common stock                                        48          9,910
                                                                             --------       --------
Net cash provided by financing activities                                          48          9,884
                                                                             --------       --------

Net change in cash and cash equivalents                                        (3,444)         7,038
Cash and cash equivalents, beginning                                            8,730          2,479
                                                                             --------       --------

Cash and cash equivalents, ending                                            $  5,286       $  9,517
                                                                             ========       ========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                       $  1,795       $  2,185
     Conversion of accounts receivable to note receivable                    $   --         $     94


See accompanying notes to consolidated financial statements.

                   Integrated Systems Consulting Group, Inc.
            Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2. In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting
     Edge) for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, PA, and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition was accounted for using the purchase method of accounting. The purchase price included net assets of $400,000.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Revenue. The Company's revenues for the quarter and nine month periods ended September 30, 1997 increased by $3.9 million, or 52%, and $8.5 million, or 39%, compared to the corresponding periods in 1996. Approximately 72% and 68% of these increases resulted from an increase in the volume of hours billed and approximately 28% and 32% of the increases resulted from an increase in aggregate average rates for hours billed during the quarter and nine month periods ended September 30, 1997. For the quarter and nine month periods ended September 30, 1997, the percentage of revenue from clients in the pharmaceutical industry was 62% and 63% compared to 54% and 57% for the corresponding periods in 1996.

Direct costs. Direct costs for the quarter and nine month periods ended September 30, 1997 increased by $2.3 million, or 52%, and $5.3 million, or 42%, compared to the corresponding periods in 1996. These increases are principally due to an increase in the number of professional staff to 430 at September 30, 1997 from 329 at September 30, 1996. As a percentage of revenues, direct costs were 59% for the quarter and nine month periods ended September 30, 1997 compared to 59% and 57% for the corresponding periods in 1996. The increase in the first nine months resulted principally from a lower utilization rate (i.e. the ratio of hours billed to total available hours) during the first nine months of 1997 compared to the corresponding period in 1996. During 1997 the Company performed more project engagements than staff augmentation assignments compared to the first nine months of 1996. As a result, the Company has experienced greater non-billable time prior to the start of project engagements, and greater non-billable time between project engagements. Also, during 1997, the Company has experienced longer periods of non-billable time for its less experienced new hires, after the completion of their training, before their first assignment. The Company believes its direct costs as a percentage of revenue for the full year 1997 will be higher than in the full year 1996.

Selling expenses. Selling expenses for the quarter and nine month periods ended September 30, 1997 increased by $327,000, or 71%, and $799,000, or 66%, compared to the corresponding periods in 1996. As a percentage of revenues, selling expenses were 7% for the quarter and nine month periods ended September 30, 1997 compared to 6% for the corresponding periods in 1996. These increases are principally due to the increase in the number of sales and marketing personnel to 21 at September 30, 1997 from 14 at September 30, 1996. Also, a majority of the Company's Account Executives added in 1997 are more experienced professionals, with the skills to sell project engagements. The Company believes its selling expenses as a percentage of revenue for the full year 1997 will be higher than in the full year 1996.

General and administrative expenses. General and administrative expenses for the quarter and nine month periods ended September 30, 1997 increased by $807,000, or 51%, and $2.5 million, or 55%, compared to the corresponding periods in 1996. As a percentage of revenues, general and administrative expenses were 21% and 23% for the quarter and nine month periods ended September 30, 1997 compared to 21% and 20% for the quarter and nine month periods of 1996. These increases are principally due to increases in facilities costs (office rent and utilities) and facility related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) relating to an increase in the number of professional and supervisory personnel, and performing client engagements in the Company's offices rather than at client locations. Also, during the first nine months of 1997, the Company incurred nine months of certain expenses associated with public company filings, compliance requirements, and investor and shareholder relations. The Company incurred only five months of these expenses in the first nine months of 1996.

Interest income. Interest income for the quarter ended September 30, 1997 decreased to $88,000 from $138,000 in the corresponding period in 1996. The decrease is principally due to lower average cash equivalents and short-term investments balances. Interest income for the nine month period ended September 30, 1997 increased to $317,000 from $213,000 in the corresponding period in 1996. The increase is principally due to higher average cash equivalents and short-term investments balances.

Effective income tax rate. The Company's effective income tax rate in 1997 decreased to 42.0% from 43.0% in 1996.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments decreased $4.3 million to $7.0 million at September 30, 1997 from $11.3 million at December 31, 1996. The decrease resulted principally from the acquisition of Cutting Edge, working capital requirements, payments for income taxes and capital expenditures. At September 30, 1997 cash equivalents were invested in short-term U. S. governmental agency issues, institutional money-market funds and a master repurchase agreement. By policy, the Company places its investments in high credit-quality instruments.

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

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities and Use of Proceeds:

         The Company's registration statement on Form S-1 with respect to its initial public offering (SEC file no. 333-00790) was declared effective on April 17, 1996.

         The following information reports the Company's use of the net proceeds of its initial public offering. The Company has previously reported this information on Form SR pursuant to Rule 463 under the Securities Act of 1933. The Company last filed Form SR on August 5, 1997, for the period ended July 31, 1997. Only information that has changed since the filing of the last Form SR is reported below.

         From the effective date of the registration statement, the net proceeds of the Company's initial public offering have been used in the following amounts and for the following purposes.

                Working Capital                                                                 $3,446,657
                Purchase of Equipment                                                           $2,947,045
                Acquisition of Other Business                                                   $1,894,000
                U.S. Government Obligations                                                     $1,303,838

         All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers and associates thereof,
         (ii) persons owning 10% or more of the Company's common stock, or
         (iii) affiliates of the Company.


Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

                  3.1          Articles of Incorporation*
                  3.2          By-laws*
                 11.1          Computation of Net Income Per Share
                 27.1          Financial Data Schedule

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



                   Integrated Systems Consulting Group, Inc.


Date:  November 14, 1997             By: /s/DAVID S. LIPSON
                                         ------------------
                                         David S. Lipson
                                         Chairman, Chief Executive Officer,
                                         President and Treasurer

Date:  November 14, 1997             By: /s/DAVID D. GATHMAN
                                         -------------------
                                         David D. Gathman
                                         Executive Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX


Number                     Description

     3.1                   Articles of Incorporation*
     3.2                   By-laws*
    11.1                   Computation of Net Income Per Share
    27.1                   Financial Data Schedule


------------
* Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.