Form 10-K
period 1997-12-31
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1998-03-31
CIK 1007020

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended         December 31, 1997         or
                         -----------------------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

Commission file number_________________________________________________________


                    Integrated Systems Consulting Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                            23-2528944
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

575 East Swedesford Road, Suite 200, Wayne, PA                          19087
-----------------------------------------------                       ----------
    (Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (610) 989-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
         None                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.005 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 16, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was $39,809,863. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at March 16, 1998 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of March 16, 1998, there were 7,993,537 shares of the Registrant's $.005 par value common stock outstanding.

Certain portions of the Registrant's Proxy Statement for its 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997 are incorporated by reference into
Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

General

Integrated Systems Consulting Group, Inc. ("ISCG" or the "Company") provides consulting services addressing its clients' information processing needs through technologically advanced solutions. The Company focuses its marketing efforts primarily on the pharmaceutical industry in order to exploit its extensive experience in the development, implementation, integration, and management of information systems used by the pharmaceutical industry. By virtue of this experience, the Company's technical personnel have developed a strong understanding of the drug development process and broad expertise in the information systems and software applications required to support this complicated and data intensive process. The Company's technical personnel have developed a broad range of technical skills and capabilities with respect to commercially available packaged software products that address drug development information processing requirements. Pharmaceutical company engagements accounted for an aggregate of approximately $26.8 million, or 62% of total revenues in 1997, compared to $18.0 million and $13.5 million, or 59%, and 64%, of the Company's revenues in 1996 and 1995, respectively.

Both within and outside the pharmaceutical industry, the Company provides services based on its expertise in the latest technologies, including client-server architecture, Internet or web-based applications, document management solutions, relational and object oriented databases, and cross-platform applications integration. The Company delivers consulting services in two broad areas: applications development and systems and network management. In the applications development area, the Company provides expertise to its clients both across the full software development life cycle and in one or more discrete phases of the software development process. The Company's applications development activities accounted for approximately 78% of its revenues in 1997. This compares with 79% and 78% in 1996 and 1995, respectively. In the systems and network management area, the Company provides expertise to its clients in the design, implementation, management, and support of multi-vendor local and wide area networks, desktop computer systems, and servers. The Company's network management activities accounted for approximately 22% of its revenues in 1997. This compares with 21% in 1996 and 22% in 1995.

The Company was incorporated in the Commonwealth of Pennsylvania in 1988. The Company completed its initial public offering of common stock in May 1996 pursuant to a rights offering to the stockholders of Safeguard Scientifics, Inc. The Company's principal executive offices are located at 575 East Swedesford Road, Wayne, Pennsylvania 19087, and its telephone number is (610) 989-7000. The Company's World Wide Web homepage address is www.iscg.com and its e-mail address is info@iscg.com.

ISCG's Consulting Services

The Company delivers applications development consulting services to its customers on a project basis by providing full software development life cycle services. These services are provided both from the Company's Software Development Centers as well as at its clients' facilities, on either a time and materials or fixed-fee basis. The Company has developed proprietary methodologies to support the full development life cycle for building and validating software in a regulated environment. The Company also delivers applications development and systems and network management consulting services to its clients through providing staff augmentation on a time and materials basis.

The Company delivers its applications development services through five main practice areas:

Pharmaceutical Research Systems Practice. The Company's technical personnel in this practice specialize in the analysis, development, and integration of software solutions that support the drug development life cycle in pharmaceutical research. The clients' research groups serviced by this practice include the drug discovery, pre-clinical, and clinical organizations of pharmaceutical and biotechnology companies. In addition to supporting these research areas, the personnel in this practice are also proficient with the analysis, development, and integration of clinical software systems that support drug safety and adverse experience reporting. These technical personnel are knowledgeable with respect to the research groups' focus on the collection, analysis, and management of clinical and pre-clinical data required for global regulatory submissions. The Company's technical personnel in this practice have extensive experience in the development, validation and deployment of customized systems for these applications. In addition to custom software development, the Company's technical personnel have integrated and customized applications software from vendors of commercially available packaged solutions.

Document Management Systems Practice. The Company's technical personnel in this practice design, build, and integrate software solutions for document management systems. These technical personnel are particularly knowledgeable in the documentation requirements of the pharmaceutical regulatory approval process, as well as the enabling technologies applicable to that process. These technologies include user interface design, document repository management, imaging, and publishing. The Company customizes packaged software products to support the preparation and submission of New Drug Applications ("NDA"), Computer Assisted NDAs ("CANDAs"), and a variety of multi-national regulatory submission documents. These systems typically track and manage clinical documents and support the automated assembly of regulatory submissions using both client/server architectures, as well as Web-based technologies. In addition to its document management engagements for pharmaceutical companies, the Company has expanded into other industries, including process manufacturing, food and beverage, petro-chemical, publishing, and consumer products. The Company maintains a partnership with Documentum, Inc., as a Signature Partner, as well as with other vendors of imaging and publishing technologies including Electronic Submission Publishing Systems, Inc., (ESPS), Cornerstone Imaging, Inc. and Kofax Image Products, Inc.. Client projects supported by this practice often include the use of ISCG-developed application solution frameworks and background technology.

Client-Server Systems Integration Practice. The Company's technical personnel in this practice specialize in the architecture, development and integration of client-server systems using integrated development environments that include computer-aided design tools, graphical user interface ("GUI") and state-of-the-art database technologies. GUI development platforms include Sybase, Inc.'s PowerBuilder; Microsoft Corporation's Visual Basic, Access and Visual C++; and Oracle Corporation's Designer/2000 and Developer/2000. Database technologies used by this group include products from Oracle, Sybase, and Microsoft, and operating systems such as Hewlett-Packard Company's HP/UX, Digital Equipment Corporation's OpenVMS, Sun Microsystem, Inc.'s Sun/OS and Solaris, Microsoft's Windows NT, and SCO UNIX. In addition to application development and integration services, this group also provides database administration, capacity planning, and migration services. Personnel in this practice support both the Document Management and Pharmaceutical Research Systems practices in addition to undertaking non-pharmaceutical industry engagements.

Internet Technologies Practice. The Company's technical personnel in this developing practice specialize in the design, development, and implementation of Internet, intranet, and extranet applications. Consulting services offered by technical personnel in this group typically involve Web-based applications with database integration. In addition to the development of new Web-based applications, technical personnel in this group also build Web-based applications to access legacy databases using languages such as HTML and Java, and a variety of products from Microsoft, Netscape, Sun Microsystems, and Oracle Corporation. As with the Client/Server Systems Integration Practice, personnel in this practice support both the Document Management and Pharmaceutical Research Systems practices in addition to conducting non-pharmaceutical industry engagements.

Systems and Network Management Services. The Company's systems and network management services unit provides clients with consulting expertise in the evaluation, design, implementation, and support of local and wide area networks, personal computers and server systems. Examples of the varied functions performed by the Company's technical personnel include multi-network integration, desktop system installation and management, server management, capacity planning, performance analysis and data network evaluation and design. The Company's technical personnel specialize in Windows 95, Windows NT, UNIX, and Open/VMS technologies. Their technical skill set spans a wide range of implementation technologies, including Hewlett- Packard's HP/UX; Sun Microsytems' Solaris; Digital Equipment's Alpha; Novell Inc.'s Netware; and TCP/IP. Consequently, the Company is able to provide systems and network management services in diverse client environments.

Sales and Marketing

The Company has a direct sales force, consisting of a Vice President of Sales, two sales Directors, and 15 account executives, responsible for all phases of the selling process. Three account executives are located in the New Jersey office; one account executive is based in the Chicago office, and one account executive is based in the Virginia office, which was acquired in May of 1997. The remainder of the direct sales force is based in the Company's Wayne, Pennsylvania headquarters. Much of the Company's project-based work is sold from the Wayne office. The efforts by the Company's sales force are supplemented by its technical personnel, who, in the past, have been able to expand existing engagements and generate new business while on assignment at clients' sites.

The Company's marketing department, under direction of the Vice President of Marketing, is mainly focused on expanding the Company's presence and technical reputation in the pharmaceutical industry, its largest marketplace. The marketing group's responsibilities lie in two areas: the Company's general marketing functions; and the business development and sales support functions of the practices. The marketing department, which includes the practice directors and managers, manages vendor relationships and marketing functions and supports sales, business development and proposal writing. In developing and marketing new service offerings, the marketing department works closely with both the Company's sales force and delivery organization to develop offerings that meet client needs and leverage the expertise and experience of the Company's technical personnel.

The Company regularly exhibits and presents at pharmaceutical trade association, technical, and vendor user group conferences. These conferences focus on document management, drug discovery, adverse events reporting, clinical data management, and various technologies. The Company also periodically writes and distributes "white papers" or case studies about its experiences in utilizing a variety of leading edge technologies. These white papers are often delivered at trade association conferences and routinely distributed to current and prospective clients. The purpose of these publications is to create and enhance the Company's image as a technology leader.

The Company views existing clients as a valuable source of additional work in the form of both extensions to, and expansion of, ongoing engagements, and the initiation of new engagements. The Company seeks to establish long-term relationships with clients in which clients rely on the Company for ongoing information technology solutions. These types of relationships have helped create stable revenues for the Company. In 1997 and 1996, respectively, approximately 81% and 86% of the Company's revenues were derived from clients to which it had provided services in the previous year.

Vendor Relationships

The Company has established non-exclusive partnership arrangements with software vendors that market technology or application solutions to the Company's current and prospective clients. In 1997, the Company increased the number of formalized relationships with vendors. The vendor partnership and alliance programs of which the Company is a part have provided the Company with sales leads, reselling commissions, marketing assistance revenues, increased publicity, discounted software, specialized training programs, participation in beta software programs and privileged information about vendors' technical and marketing strategies. The Company currently maintains marketing partnerships with Borland International, Inc., Cornerstone, Documentum, Inc., ESPS, Hewlett-Packard, Kofax, Microframe Technologies, Inc., Microsoft, Oracle Corporation, Silverstream Software Inc., and Sybase.

The Company has established partnerships with vendors of application software such as Chemical Abstract Service (a division of the American Chemical Society), Domain Solutions, Inc., Oxford Molecular Group, plc and The Automation Partnership. The Company's history of integrating its partners' software products into clients' systems has led to strong relationships with these vendors, which enhances the Company's marketing efforts. These partnership arrangements position the Company as a potential systems integrator should clients or prospective clients select one of these vendors' products.

In partnership with software vendors such as Borland International, Inc., Documentum, and ESPS, the Company provides training courses in the vendors' respective technologies to clients. These partnerships generally strengthen the relationship between the Company and these vendors, enhance the Company's market position with the vendors' products, create consulting opportunities, train the Company's technical personnel in strategic technologies at lower costs, introduce the Company to potential clients, and allow current clients a closer view of the Company.

Concentration and Mix of Revenues

Historically, a small number of clients have each accounted for 10% or more of the Company's revenues. In 1997, SmithKline Beecham accounted for approximately 11% of revenues. In 1996, Air Products and Chemicals, Inc. and Merck & Company, Inc. each accounted for approximately 10% of revenues. In 1995, Air Products and Merck accounted for approximately 13% and 11% of revenues, respectively. Engagements by pharmaceutical companies accounted for approximately 62%, 59%, and 64% of the Company's revenues in 1997, 1996 and 1995, respectively.

Employees

General

As of December 31, 1997, the Company had 514 employees. This total included 440 technical personnel. The Company believes its future success will depend in large part upon its ability to attract, retain and motivate highly skilled personnel, particularly technical personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company believes its relations with its employees are excellent.

Recruiting

The Company has implemented a variety of techniques to identify and recruit ISCG-qualified candidates to support the growth of the Company. The Company employs seven full time recruiters dedicated to the hiring of technical personnel. One of the Company's most successful source of new hires is the Coworker Referral Program, which encourages employees to recommend or refer qualified candidates for employment with the Company, and rewards referring employees with referral bonuses. The Company places advertisements in various newspapers and utilizes professional search firms to identify candidates for hire. The Company participates in job fairs in all the regions in which it operates. Additionally, the Company sponsors independent recruiting events, such as open houses or free technical seminars, several times a year.

The Company aggressively recruits technical personnel with strong experience in client/server, Internet, document management, and systems and networking technology. An active college recruiting program hired recent graduates into four "Associate Programs" that provided entry-level technical training during 1997. The Company has developed an innovative "Boot Camp," which hires lateral candidates with general technical work experience and re-trains them in high-demand skills.

Training

The Company has established an extensive educational facility at its headquarters comprised of three training rooms that accommodate a total of 50 students. During 1997, the Company established an additional educational facility in its Somerset, New Jersey location that can accommodate 12 students. Vendor training and Company designed and conducted day and evening school classes are provided to the Company's technical personnel.

Competition

The commercial professional services segment of the information technology industry includes a large number of participants and is highly competitive. The industry includes participants from a variety of market segments including systems consulting and integration firms, contract programming companies, application software firms, the professional service groups of computer equipment manufacturers such as IBM and Digital Equipment, "Big Six" consulting firms, and general management consulting firms. The Company's competitors include companies such as Andersen Consulting, Technology Solutions Corporation, Cap Gemini America, Computer Sciences Corporation's consulting division, and Cambridge Technology Partners, Inc.

Many participants in the commercial professional services segment of the information technology industry have significantly greater financial, technical, and marketing resources and have greater name recognition than the Company. In addition, the industry is highly fragmented and served by numerous firms, many of which serve only their respective local markets. The Company also faces competition from organizations providing staff augmentation services to, and individuals who contract directly with, information systems departments of existing and potential clients. The Company believes the principal competitive factors in the commercial professional services segment of the information technology industry include responsiveness to client needs, availability of technical personnel, speed of application software development, quality of service, price, project management capability and technical expertise.

While the Company's clients have historically been concentrated in the eastern United States, it has a client base in the Midwestern United States, which it serves primarily from the Wayne office. In addition, certain of the Company's clients are located in Europe. The Company believes that geographic location with respect to the performance of technical services is becoming a greater competitive factor. The Company has a sales office in Chicago and a branch office in Virginia. The Company uses relationships with global partners to provide services to its multi-national clients.

The Company also believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain, and motivate qualified technical personnel; the ownership by competitors of software used by potential clients; the development of software that would reduce or eliminate the need for the Company's services; the price at which others offer comparable services; and the extent of its competitors' responsiveness to customer needs.

Intellectual Property

The Company's business is not dependent on the ownership or exclusive use of any specific information technology. The Company holds no patents or registered copyrights. The Company's business does, however, include the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client.

The Company develops Background Technology for use in its software development efforts. This Background Technology consists of pre-existing development tools, objects, routines, sub-routines, and other programs along with associated data and documentation, and is designed to increase competitiveness by improving consultant productivity and leverage the Company's technical and market experience. Background Technology is either developed internally and owned by the Company, or is developed as part of customer projects, with the customer's agreement to grant ownership to the Company.

The Company relies upon a combination of trade secret, nondisclosure, and other contractual arrangements to protect its and its clients' proprietary rights. The Company generally enters into confidentiality agreements with its clients and potential clients and limits access to, and distribution of, its clients' or software vendor partners' proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of the Company's, its clients' or vendor partners' proprietary information or that the Company will be able to detect unauthorized use or take appropriate steps to enforce its clients' and vendor partners' intellectual property rights. In addition, all of the Company's employees execute restrictive covenants upon joining the Company that require the employee to keep confidential all proprietary information pertaining to the assets or business of the Company and its clients and provide that during the term of employment, and for a certain time period thereafter, the employee may not be employed by, solicit, or provide consulting services for any past, current or potential clients of the Company.


ITEM 2.  PROPERTIES

The Company's headquarters and principal administrative, sales and marketing, and application development operations are located in approximately 39,000 square feet of leased space in Wayne, Pennsylvania, in suburban Philadelphia. This lease expires in 2000. The Company leases an additional 12,500 square feet of space in an office complex near its headquarters, under a lease expiring in 2000.

During 1997, the Company moved its New Jersey operations to an 11,000-square-foot sales, training, and application development center in Somerset, New Jersey, under a lease expiring in 2002. The Company also leases shared facilities in Chicago, Illinois and Alexandria, Virginia, pursuant to short-term agreements. In February 1998, the Company acquired all the outstanding capital stock of WaveFront Consulting, Inc., a privately owned, custom application development firm located in Vienna, Virginia. WaveFront Consulting, Inc. leases approximately 3,000 square feet of office space pursuant to a lease expiring in January 2000. The Company plans to combine the personnel and operations of its Virginia facilities.

The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

In the opinion of management, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

1997                                                  High            Low
                                                      ----            ---
First Quarter....................................    $16.63          $7.13
Second Quarter ..................................     12.75           8.25
Third Quarter....................................     13.63           8.75
Fourth Quarter...................................     12.63           9.25

1996
Second Quarter (commencing April 18).............    $30.00         $16.25
Third Quarter....................................     21.50          13.25
Fourth Quarter...................................     20.75          11.50

As of March 16, 1998, there were approximately 457 holders of record of the Company's common stock.

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

The Company's registration statement on Form S-1 with respect to its initial public offering (SEC file no. 333-00790) was declared effective on April 17, 1996. The following information reports the Company's use of the net proceeds of its initial public offering. The Company has previously reported this information on Form 10-Q and Form SR pursuant to Rule 463 under the Securities Act of 1933. Only information that has changed since the filing of the last Form 10-Q is reported below.

From the effective date of the registration statement through December 31, 1997, the net proceeds of the Company's initial public offering have been used in the following amounts and for the following purposes.

Working Capital.............................................     $ 3,447,000
Purchase of Equipment.......................................       3,279,000
Acquisition of Other Business...............................       1,894,000
Investment in U.S. Government Obligations...................       1,292,000

All of the foregoing payments were direct or indirect payments to persons other than; (i) directors, officers, general partners of the issuer or their associates; (ii) to persons owning 10 percent or more of any class of equity securities of the issuer; (iii) and to affiliates of the issuer.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company for each of the five years in the period ended December 31, 1997 have been derived from the Company's consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Report.

                                                                         Years Ended December 31,
                                                        -----------------------------------------------------------
                                                                    In thousands, except per share data

Statement of Operations Data:                              1997          1996         1995        1994       1993
                                                         --------     ---------     -------      ------     -------
  Revenues...........................................    $43,178      $30,607      $21,024       $13,543     $9,461
  Income before income taxes and
    cumulative effect of accounting change...........      5,961        5,270        3,245         2,088      1,339
  Provision for income taxes.........................      2,448        2,266        1,395           880        495
  Income before cumulative effect of
    accounting change................................      3,513        3,004        1,850         1,208        844
  Cumulative effect of accounting change.............         --           --           --            --        144
                                                         -------      -------      -------       -------    -------
  Net income.........................................     $3,513       $3,004       $1,850        $1,208    $   703
                                                          ======       ======       ======        ======    =======

Net income per common share:
  Income before cumulative effect of
    accounting change................................    $   .44      $   .43      $   .36       $   .20     $  .09
  Cumulative effect of accounting change.............         --           --           --            --      (.01)
                                                         -------      -------      -------       -------    -------
     Net income per common share:
          Basic......................................    $   .44      $   .43      $   .36       $   .20    $   .08
                                                         -------      -------      -------       -------    -------
          Diluted....................................    $   .40      $   .37      $   .30       $   .17    $   .07
                                                         -------      -------      -------       -------    -------
Shares used in computing net income per common share:
          Basic......................................      7,921        6,913        5,085         6,112      9,067
                                                           =====        =====        =====         =====      =====
          Diluted....................................      8,881        8,091        6,181         6,933      9,841
                                                           =====        =====        =====         =====      =====


Balance Sheet Data (at end of period):
  Cash, cash equivalents and short-term investments..    $ 9,443      $11,267      $ 2,479       $   757    $   626
  Working capital....................................     16,330       14,728        3,327         1,393        991
  Total assets.......................................     23,898       20,844        7,586         4,205      2,814
  Long-term debt.....................................         --           --           --         2,088          5
  Total stockholders' equity.........................     21,357       17,760        4,846           291      1,401


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The following discussion includes forward-looking statements that involve risk and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets, estimates and forecasts, which are based upon detailed assumptions about many important factors. While the Company believes its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, including client demand, dependence on the pharmaceutical industry, the attraction and retention of technical personnel, concentration and mix of revenues, third-party Year 2000 modification plans and other factors, which could cause actual results to differ materially from predicted results. These factors, as and when applicable, are disclosed previously and from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

General

Since the Company began operations in late 1988, it has experienced substantial growth in revenues, income from operations and net income. During 1997, 1996 and 1995, the Company's revenues increased by 41%, 46% and 55%, respectively, to $43.2 million in 1997, $30.6 million in 1996 and $21.0 million in 1995. The Company's income from operations increased by 13%, 50% and 51%, respectively, to $5.5 million in 1997, $4.9 million in 1996 and $3.3 million in 1995. The Company's net income increased by 17%, 62% and 53%, respectively, to $3.5 million in 1997, $3.0 million in 1996 and $1.9 million in 1995.

Substantially all of the Company's revenues are professional fees which generally are billed at hourly rates. The Company's costs consist primarily of employee-related costs and non-reimbursed travel expenses of its technical and technical management employees. As employee related costs are relatively fixed, variations in the Company's revenues and operating results can occur as a result of variations in billing margins and utilization rates (i.e. the ratio of hours billed to total available hours) of its technical personnel.

Since most of the Company's consulting engagements are on a time and materials basis, the Company historically has been able to maintain its billing margins by increasing its hourly rates to offset increases in costs related to its professional staff. The Company manages its billing margins by establishing a target billing rate for each of its technical personnel which is used as a goal for the Company's account executives in negotiating and establishing billing rates for specific projects or assignments; however, actual billing rates may be higher or lower than the target billing rates. Hourly rate increases are generally implemented by the Company when a technical person completes one assignment and moves to the next assignment, although hourly rates are also often adjusted during an assignment based on relevant contractual provisions. The Company further manages its billing margins by basing a portion of all account executives' incentive compensation on the annual aggregate billing margin for their accounts.

Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, the Company actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching employee availability with current and projected client requirements. In addition, the number of new technical personnel training programs and the amount of training incurred for existing technical personnel varies and can affect the Company's personnel utilization rates from period to period.

During 1996 and 1995, the Company enjoyed a lower employee turnover rate than that experienced by the industry in general. Although industry statistics are not yet available for 1997, the Company believes this trend will continue for 1997 as well. The Company believes the continuity associated with its lower employee turnover rate has helped it to respond more effectively to its clients' needs as its business has grown. In addition, although the Company's growth has resulted in increases in general and administrative expenses, such increases would likely have been greater if the Company's employee turnover rate were significantly higher.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenues:
                                                   Years Ended December 31,
                                              -------------------------------

                                                   1997      1996      1995
                                              -----------  --------- --------
 Revenues...................................      100.0%     100.0%    100.0%
 Operating expenses:
   Direct costs.............................       58.8       57.1      59.7
   Selling expenses.........................        7.1        6.0       5.0
   General and administrative expenses......       21.3       20.8      19.7
                                              -----------  --------- --------
 Total operating expenses...................       87.2       83.9      84.4
                                              -----------  --------- --------
 Income from operations.....................       12.8       16.1      15.6
   Interest income (expense), net...........        1.0        1.1       (.2)
                                              -----------  --------- --------
 Income before income taxes.................       13.8       17.2      15.4
   Provision for income taxes...............        5.7        7.4       6.6
                                              -----------  --------- --------
 Net income.................................        8.1%       9.8%      8.8%
                                              ==========   ========= ========

1997 Compared to 1996

Revenues. The Company's revenues for 1997 increased by $12.6 million, or 41% from 1996. Approximately 67% of this increase resulted from an increase in the volume of hours billed and approximately 33% from increases in the aggregate average rates for hours billed during 1997. For 1997, revenue from clients in the pharmaceutical industry increased to $26.8 million, or 62% of revenues, from $18.0 million, or 59% of revenues, in 1996.

Direct costs. Direct costs consist primarily of employee-related costs and non-reimbursed travel expenses for the Company's technical personnel. Direct costs for 1997 increased by $7.9 million, or 45%, from 1996. This increase is principally due to an increase in the number of technical personnel to 440 at December 31, 1997 from 330 at December 31, 1996. As a percentage of revenues, direct costs increased to 59% in 1997 from 57% in 1996. This increase resulted principally from a lower utilization rate during 1997 compared to 1996. During 1997 the Company performed more project engagements than staff augmentation assignments compared to 1996. As a result, the Company has experienced greater non-billable time prior to the start of project engagements and between project engagements. Also, during 1997, the Company experienced longer periods of non-billable time for its less experienced new hires, after the completion of their training, before their first assignments.

Selling expenses. Selling expenses principally consist of employee-related costs as well as travel expenses of the Company's sales and marketing personnel. Selling expenses for 1997 increased by $1.3 million to $3.1 million from $1.8 million in 1996. This increase is principally due to the increase in the number of sales and marketing personnel to 25 at December 31, 1997 from 13 at December 31, 1996. As a percentage of revenues, selling expenses increased to 7% for 1997 compared to 6% for 1996. This increase resulted principally from the Company adding more experienced Account Executives in 1997, with the skills to sell project engagements, and increased marketing initiatives in order to provide existing and potential clients with essential information about the Company and its service offerings.

General and administrative expenses. General and administrative expenses consist of executive management costs, recruiting costs, accounting, human resources, general expenses, office facilities costs, training and education expenses and depreciation and amortization. General and administrative expenses for 1997 increased by $2.8 million to $9.2 million from $6.4 million in 1996 and were 21% of revenues for 1997 and 1996. The increase is principally due to increases in facilities costs (office rent and utilities) and facility related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) and recruiting expenses and administrative personnel relating to an increase in the number of professional and supervisory personnel, and performing client engagements in the Company's offices rather than at client locations.

Interest Income. Net interest income was $418,000 in 1997 as compared with net interest income of $354,000 in 1996. The increase in net interest income resulted from higher invested cash and investment balances during 1997.

Effective Income Tax Rate. The Company's effective income tax rate in 1997 decreased to 41% from 43% in 1996. This decrease is principally the result of tax planning strategies and incentive tax credits received by the Company.

1996 Compared to 1995

Revenues. The Company's revenues for 1996 increased by $9.6 million, or 46% from 1995. Approximately 64% of this increase resulted from an increase in the volume of hours billed and approximately 36% from increases in the aggregate average rates for hours billed during 1996. For 1996, revenue from clients in the pharmaceutical industry increased to $18.0 million, or 59% of revenues, from $13.5 million, or 64% of revenues, in 1995 and revenues from clients engaged in software development increased to $3.5 million, or 11% of revenues, in 1996 from $1.4 million, or 7% of revenues, in 1995.

Direct costs. Direct costs for 1996 increased by $4.9 million, or 39%, from 1995. This increase is principally due to an increase in the number of technical personnel to 330 at December 31, 1996 from 254 at December 31, 1995. As a percentage of revenues, direct costs declined to 57% in 1996 from 60% in 1995. This decline resulted primarily from increases in aggregate average billing rates during 1996 that exceeded increases in payroll and related expenses for the Company's technical personnel. In response to such billing rate increases and to competition for information services professionals in general, during the second quarter of 1996 the Company increased the compensation levels for a number of its technical professionals.

Selling expenses. Selling expenses for 1996 increased by $778,000 to $1.8 million from $1.0 million in 1995. This increase is principally due to the increase in the number of sales and marketing personnel to 13 at December 31, 1996 from 8 at December 31, 1995. As a percentage of revenues, selling expenses increased to 6% for 1996 compared to 5% for 1995. This increase resulted from the addition of three account executives (one in the Company's new Chicago sales office) and the addition of two technical sales support personnel to assist in the increased focus on project-oriented consulting.

General and administrative expenses. General and administrative expenses for 1996 increased by $2.3 million to $6.4 million from $4.1 million in 1995 and to 21% of revenues for 1996 compared to 20% for 1995. These increases are principally due to increases in facilities costs (office rent and utilities) and facility-related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) to support an increase during 1996 in the number of professional and supervisory personnel performing client engagements in the Company's offices rather than at client locations. During 1996, the Company also incurred certain new expenses and increased insurance, legal and accounting expenses associated with public company filing and compliance requirements and with investor and shareholder relations.

Interest Income. Net interest income was $354,000 in 1996 as compared with net interest expense of $33,000 in 1995. This increase in net interest income resulted from higher invested cash balance during 1996 principally as a result of the $9.9 million in net proceeds received from the Company's initial public offering of common stock in May 1996 (the "Initial Public Offering"). See "Liquidity and Capital Resources."

Effective Income Tax Rate. The Company's effective income tax rate in 1996 and 1995 was 43%.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments decreased $1.9 million to $9.4 million at December 31, 1997 from $11.3 million at December 31, 1996. This decrease resulted principally from the acquisition of Cutting Edge Computer Solutions, Inc. At December 31, 1997 cash equivalents were invested in short-term U. S. governmental agency issues, commercial paper, institutional money-market funds and a repurchase agreement. By policy, the Company places its investments in high credit-quality instruments.

In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. for cash of $3.7 million, subject to certain conditional payments based upon future operating income (see Note 14 to the Consolidated Financial Statements).

In May 1996, the Company completed its Initial Public Offering. The Company issued 2,175,000 shares of the Company's common stock and received net proceeds of approximately $9.9 million.

In 1995, the Company sold 953,355 shares of Common Stock and received net proceeds of approximately $2.7 million from such sale. The net proceeds primarily were used by the Company to repay the outstanding bank indebtedness and the note to the selling stockholder and the balance for general corporate purposes. See Note 10 to the Consolidated Financial Statements appearing elsewhere in this Report.

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

Impact of Year 2000

The Company relies heavily on computer systems to run its business, including, without limitation, recruiting, payroll and financial systems. Many of these systems use dates to make computations necessary to process information accurately. Many existing computer programs, including certain programs used by the Company, use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications that utilize this two-digit year format could fail or create erroneous results by or at the Year 2000.

The Year 2000 issue ("Y2K") affects virtually all companies and organizations. The Company believes that Y2K involves the risk that the Company's internal computer systems and those of its clients, suppliers, vendors, financial institutions and others will be disrupted or fail. The Company has also identified as a possible risk the possible loss of revenue as customers' resources are diverted to the Y2K problem. The Company is unable to determine the nature, scope, or effect, if any, of this phenomenon on the Company's activities.

The Company is currently evaluating the extent of the Y2K problem with respect to its internal systems. An initial evaluation indicates that making the Company's internal systems Y2K compliant will not have a material effect on the Company's business or financial condition.

The Company does not regularly transmit or receive financial information to or from clients, suppliers, vendors, or financial institutions. In those circumstances where such information is being exchanged electronically, the Company believes that those clients, suppliers, vendors, or financial institutions are taking steps to address their Y2K issues in a timely fashion. As a result, the Company does not expect these Y2K issues to have a material effect on the Company's business or financial condition.

A greater risk is posed if the Company's clients, suppliers, vendors and financial institutions are not Y2K compliant and their noncompliance causes a material disruption to their businesses. These disruptions could include, among other things: a client's inability to process payments to the Company; a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a client's, supplier's, vendor's or financial institution's business failure; an interruption in deliveries of computer equipment and other supplies from vendors; a loss of voice and data connections the Company uses to share information; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company is unable to determine the nature, length or effect such interruptions, if any, may have on the Company.

Recently Issued Accounting Standards

The following new statements are effective for financial statements for periods beginning after December 15, 1997. SFAS 130 - Reporting Comprehensive Income, SFAS 131 - Disclosure about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosure About Pensions and Other Post Retirement

Benefits, SOP 97-2 - Software Revenue Recognition. These standards are not expected to have a material effect on the Company's financial conditions and results of operations.

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

                                   Unaudited Quarterly Statements of Operations
                                        In thousands, except per share data

                                                     Fourth       Third      Second       First
                                                     Quarter     Quarter     Quarter     Quarter
                                                    ---------   ---------   ---------   ---------
1997
    Revenues......................................   $ 12,602    $ 11,478   $ 10,209     $ 8,889
    Income before income taxes....................      1,916       1,630      1,379       1,036
    Net income....................................      1,167         945        800         601
    Net income per common share:
         Basic.....................................       .15         .12        .10         .08
         Diluted..................................        .13         .11        .09         .07
    Shares used in computing net income per share:
         Basic.....................................     7,939       7,924      7,918       7,902
         Diluted..................................      8,865       8,911      8,851       8,895

1996
    Revenues......................................   $  8,560    $  7,538   $  7,444    $  7,065
    Income before income taxes....................      1,316       1,200      1,270       1,484
    Net income....................................        751         683        724         846
    Net income per common share:
         Basic.....................................       .10         .09        .11         .15
         Diluted..................................        .08         .08        .09         .13
    Shares used in computing net income per share:
         Basic.....................................     7,846       7,835      6,364       5,608
         Diluted..................................      8,974       9,000      7,663       6,728

The Company believes that its business is generally not seasonal; however, fluctuations in personnel utilization rates and the timing of additional general and administrative expenses may cause profitability to fluctuate from one quarter to another. Quarterly results may also vary due to the timing of new hires, the timing of training for new and existing technical personnel and the number of business days in a particular quarter. Results of operations for any previous fiscal quarter are not necessarily indicative of results for any future periods, and future quarterly results could be adversely impacted by these, and other factors.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's annual consolidated financial statements are included in Item 14(c)(1) of this Report, beginning on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997 (the "1998 Proxy").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1998 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1998 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1998 Proxy.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a) (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

         Consolidated Balance Sheets at December 31, 1997 and
         December 31, 1996................................................... 20
         Consolidated Statements of Operations for the three years ended
         December 31, 1997, 1996 and 1995.................................... 21
         Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997, 1996 and 1995...................... 22
         Consolidated Statements of Cash Flows for the three years ended
         December 31, 1997, 1996 and 1995.................................... 23
         Notes to Consolidated Financial Statements.......................... 24
         Report of KPMG Peat Marwick LLP, Independent Auditors............... 36

     (2) The following financial statements schedule for the years ended December 31, 1997 and 1996, read in conjunction with the financial statements of Integrated Systems Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K:

         Schedule II - Valuation and Qualifying Accounts and Reserves........ 37

         Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

     (3) The exhibits listed in the Exhibit Index hereof are attached hereto or incorporated herein by reference and filed as a part of this report.

(b)      Reports on Form 8-K

         None.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Consolidated Balance Sheets
(in thousands, except share data)

December 31, 1997 and 1996

----------------------------------------------------------------------------------------

Assets                                                                 1997       1996
                                                                     --------   --------
Current assets:
     Cash and cash equivalents                                       $  8,842   $  8,730
     Short-term investments, at cost, which approximates market           601      2,537
     Accounts receivable:
        Trade, net of reserves of $312 and $196                         8,789      5,643
        Unbilled                                                          148        144
     Prepaid expenses                                                     340        562
     Other current assets                                                 151        196
                                                                     --------   --------

Total current assets                                                   18,871     17,812

Property and equipment, net                                             3,507      2,935
Goodwill, net                                                           1,413         --
Other assets                                                              107         97
                                                                     --------   --------

                                                                     $ 23,898   $ 20,844
                                                                     --------   --------

Liabilities and Stockholders' Equity

Current
liabilities:
     Accounts payable and accrued expenses                           $  1,107   $  1,590
     Accrued compensation payable                                         909      1,104
     Income taxes payable                                                 439         27
     Deferred income taxes                                                 86        363
                                                                     --------   --------

Total current liabilities                                               2,541      3,084
                                                                     --------   --------

Commitments (note 12)

Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized;
        none issued                                                        --         --
     Common stock, $.005 par value, 25,000,000 shares authorized
        9,227,513 shares issued in 1997 and 1996                           46         46
     Additional paid-in capital                                        12,654     12,612
     Retained earnings                                                  9,289      5,776
                                                                     --------   --------

                                                                       21,989     18,434
     Treasury stock, at cost, 1,273,681 and 1,370,840 common shares
        in 1997 and 1996, respectively                                   (632)      (674)
                                                                     --------   --------

                                                                       21,357     17,760
                                                                     --------   --------

                                                                     $ 23,898   $ 20,844
                                                                     --------   --------

See accompanying notes to consolidated financial statements.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Consolidated Statements of Operations
(in thousands, except per share data)

Years ended December 31, 1997, 1996, and 1995

------------------------------------------------------------------------------------------------

                                                           1997          1996          1995
                                                        ------------  ------------  ------------
Revenues                                                $    43,178   $    30,607   $    21,024
Operating expenses:
     Direct costs                                            25,402        17,497        12,559
     Selling expenses                                         3,054         1,822         1,044
     General and administrative expenses                      9,179         6,372         4,143
                                                        ------------  ------------  ------------

Total operating expenses                                     37,635        25,691        17,746
                                                        ------------  ------------  ------------

Income from operations                                        5,543         4,916         3,278
                                                        ------------  ------------  ------------

Interest income                                                 419           359            80
Interest expense                                                (1)           (5)         (113)
                                                        ------------  ------------  ------------

Income before income taxes                                    5,961         5,270         3,245
Provision for income taxes                                    2,448         2,266         1,395
                                                        ------------  ------------  ------------

Net income                                              $     3,513   $     3,004   $     1,850
                                                        ============  ============  ============
Net income per common share:
     Basic                                              $       .44   $       .43   $       .36
                                                        ============  ============  ============

     Diluted                                            $       .40   $       .37   $       .30
                                                        ============  ============  ============

Shares used in computing net income per common share:
     Basic                                                    7,921         6,913         5,085
                                                        ============  ============  ============

     Diluted                                                  8,881   $     8,091   $     6,181
                                                        ============  ============  ============











See accompanying notes to consolidated financial statements.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Consolidated Statements of Stockholders' Equity
(in thousands, except number of shares)

Years ended December 31, 1997, 1996, and 1995

---------------------------------------------------------------------------------------------------------------------------


                                          Common Stock         Additional                  Treasury Stock
                                     -----------------------    Paid-in     Retained  ------------------------
                                      Shares        Amount      Capital     Earnings    Shares        Amount       Total
                                     ----------    ---------   ----------   --------- ------------    --------    ---------
Balances, January 1, 1995            6,015,751   $       30  $         3  $      922  (1,406,880)       (664)          291
Purchase of treasury stock, at cost         --           --           --          --      (4,980)         (8)          (8)
Exercise of stock options               48,435           --           15          --           --          --           15
Issuance of common stock and           953,355            5        2,693          --           --          --        2,698
warrants
Net income                                  --           --           --       1,850           --          --        1,850
                                     ----------    ---------   ----------   --------- ------------    --------    ---------

Balances, December 31, 1995          7,017,541           35        2,711       2,772  (1,411,860)       (672)        4,846
Purchase of treasury stock, at cost         --           --           --          --      (7,800)        (26)         (26)
Exercise of stock options               34,972           --           43          --       48,820          24           67
Issuance of common stock             2,175,000           11        9,858          --           --          --        9,869
Net income                                  --           --           --       3,004           --          --        3,004
                                     ----------    ---------   ----------   --------- ------------    --------    ---------

Balances, December 31, 1996          9,227,513           46       12,612       5,776  (1,370,840)       (674)       17,760
Exercise of stock options                   --           --           42          --       97,159          42           84
Net income                                  --           --           --       3,513           --          --        3,513
                                     ----------    ---------   ----------   --------- ------------    --------    ---------

Balances, December 31, 1997          9,227,513   $       46       12,654  $    9,289  (1,273,681)       (632)       21,357
                                     ----------    ---------   ----------   --------- ------------    --------    ---------







See accompanying notes to consolidated financial statements.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Consolidated Statements of Cash Flows
(in thousands)

Years ended December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------------------------------------------

                                                                             1997          1996            1995
                                                                          -----------   ------------    ------------
Cash flows from operating activities:
    Net income                                                            $    3,513    $     3,004     $     1,850
    Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
           Depreciation and amortization                                       1,343            725             312
           Deferred income tax benefit                                          (277)          (237)           (297)
           Changes in assets and liabilities:
              Accounts receivable                                             (3,150)        (2,609)           (708)
              Prepaid expenses                                                   231           (358)            (23)
              Other assets                                                       455             20               3
              Accounts payable and accrued expenses                             (563)           596             496
              Accrued compensation payable                                      (195)           358             500
              Income taxes payable                                               412          (373)             179
                                                                          -----------   ------------    ------------

Net cash provided by operating activities                                      1,769          1,126           2,312
                                                                          -----------   ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                       (1,783)        (2,248)         (1,243)
    Purchase of short-term investments                                       (10,414)       (15,942)              --
    Maturity and sale of short-term investments                               12,350         13,405              --
    Acquisition of business, net of cash acquired                             (1,894)             --              --
                                                                          -----------   ------------    ------------

Net cash used in investing activities                                         (1,741)        (4,785)         (1,243)
                                                                          -----------   ------------    ------------

Cash flows from financing activities:
    Repayment of note payable to stockholder                                      --             --          (1,350)
    Repayments on bank debt                                                       --             --            (703)
    Purchase of treasury stock, net                                               --            (2)              (8)
    Proceeds from issuance of common stock                                        84          9,912           2,714
                                                                          -----------   ------------    ------------

Net cash provided by financing activities                                         84          9,910             653
                                                                          -----------   ------------    ------------

Net increase in cash and cash equivalents                                        112          6,251           1,722
Cash and cash equivalents, beginning of year                                   8,730          2,479             757
                                                                          -----------   ------------    ------------

Cash and cash equivalents, end of year                                    $    8,842    $     8,730     $     2,479
                                                                          ===========   ============    ============
Supplemental disclosure of cash flow information:
    Income taxes paid                                                     $    2,440    $     2,879     $     1,514
    Interest paid                                                         $       --    $         5     $       118

Noncash investing and financing transactions:
    Conversion of accounts receivable to note receivable                  $       --    $        94     $       100

See accompanying notes to consolidated financial statements.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


   (1)   Nature of Operations and Basis of Presentation

         Integrated Systems Consulting Group, Inc. (ISCG or the Company) through its wholly-owned operating subsidiary provides consulting services that address its clients' information processing needs, including client-server architecture, graphical user interface applications, object-oriented and relational databases, and cross platform applications integration. The Company operates in one business segment delivering its services in two broad areas, software applications development and systems and network management. The Company's applications development activities accounted for approximately 78% and 79% of its revenues in 1997 and 1996, respectively.

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

         Investments with maturities between three and twelve months are considered short-term investments. Short-term investments consist of commercial paper and United States Government debt securities.

         The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


  (2)    Summary of Significant Accounting Policies (Continued)

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

         Computers and software (commercially available packages)   3 to 5 years
         Furniture, fixtures and equipment                         3 to 10 years

         Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

         Goodwill

         Goodwill is being amortized over ten years on a straight-line basis. The realizability of goodwill is subject to periodic review by the Company. Such review is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company businesses. The analyses necessarily involve significant management judgment in evaluating the capacity of an acquired business to perform in accordance with projections. Accumulated amortization at December 31, 1997 and 1996 was $101,000 and $--, respectively.

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

         Reclassifications

         Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


   (2)   Summary of Significant Accounting Policies (Continued)

         Net Income Per Share

         Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) was adopted by the Company in December 1997. SFAS 128 changed the method for computing and presenting earnings per share
         (EPS) and requires dual presentation of basic and diluted earnings per share. As required by Staff Accounting Bulletin 98 (SAB 98) issued by the Securities and Exchange Commission, certain common equivalent shares issued by the Company prior to the effective date of the initial public offering ("IPO"), which is discussed in note 10, have been included as if they were outstanding for all periods prior to the IPO. Prior period EPS data has been restated to conform with the provisions of SFAS 128 and SAB 98.

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


   (3)   Concentration of Credit Risk and Major Clients

         The Company derives a significant portion of its revenues from companies in the pharmaceutical industry. In particular, the Company's revenues are highly dependent on research and development expenditures by the pharmaceutical industry. Further, the Company's business could be impacted by changes in government regulations applicable to the drug development process. Revenues derived from clients in the pharmaceutical industry were approximately 62%, 59% and 64% of total revenues in the years ending December 31, 1997, 1996, and 1995, respectively. At December 31, 1997, $3,659,000 or 41% of trade and unbilled receivables are due from companies in the pharmaceutical industry.

         The following table summarizes the percentage of revenues from the Company's significant clients (listing those clients that exceed 10% in the applicable year):

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

                                                     Year Ended December 31,
--------------------------------------------------------------------------------

         Client                                1997         1996        1995
--------------------------------------------------------------------------------

         A                                      11%          10%         13%
         B                                       *            *          11%
--------------------------------------------------------------------------------

         * Less than 10%

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


   (4)   Acquisition

         In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting
         Edge) for cash. Cutting Edge was an information services consulting firm with primary offices in Malvern, PA and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and Internet and Intranet technologies. This acquisition was accounted for using the purchase method of accounting, resulting in goodwill of $1,514,000 as the excess of cash paid over the fair value of assets acquired of $461,000 and liabilities assumed of $80,000. Pro forma information as if the acquisition had occurred on January 1, 1996 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


   (5)   Property and Equipment

         Property and equipment consists of the following:

                                                            December 31
-----------------------------------------------------------------------------
                                                     1997            1996
-----------------------------------------------------------------------------
                                                        (in thousands)

         Software                               $     704        $    450
         Computers and office equipment             3,424           2,542
         Leasehold improvements                       478             378
         Furniture and fixtures                     1,555             995
-----------------------------------------------------------------------------

                                                    6,161           4,365

         Less: Accumulated depreciation
               and amortization                    (2,654)         (1,430)
-----------------------------------------------------------------------------

                                                $   3,507        $  2,935
-----------------------------------------------------------------------------

   (6)   Line of Credit

         The Company maintains a bank line of credit which provides for maximum borrowings of $1,000,000, with interest on outstanding borrowings at the bank's national commercial rate, which was 8.50% at December 31, 1997. The agreement requires the Company to maintain a compensating balance of $50,000, meet certain financial covenants, prohibits the payment of dividends, and expires in September 1998 if not extended. The highest borrowings outstanding under this line were $--, $200,000, and $375,000 during 1997, 1996, and 1995, respectively. There were no amounts outstanding at December 31, 1997 or 1996.

   (7)   Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liabilities are as follows:
                                                              December 31,
--------------------------------------------------------------------------------
                                                        1997            1996
--------------------------------------------------------------------------------
                                                           (in thousands)

         Modified cash vs. accrual
          method of accounting                     $     244        $    491
         Allowance for doubtful accounts                (125)            (79)
         Other                                           (33)            (49)
--------------------------------------------------------------------------------

         Net deferred tax liabilities              $      86        $    363
--------------------------------------------------------------------------------

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


         Significant components of the provision for income taxes are as follows:


                                                  Year Ended December 31,
--------------------------------------------------------------------------------
                                         1997            1996          1995
--------------------------------------------------------------------------------
                                                   ( in thousands)

         Current:
              Federal              $    2,473     $     1,954    $    1,298
             State                        252             549           394
--------------------------------------------------------------------------------

                                        2,725           2,503         1,692
--------------------------------------------------------------------------------

         Deferred:
              Federal                    (213)           (169)         (192)
             State                        (64)            (68)         (105)
--------------------------------------------------------------------------------

                                         (277)           (237)         (297)
--------------------------------------------------------------------------------

                                   $    2,448     $     2,266    $    1,395
--------------------------------------------------------------------------------


         The following is a reconciliation of the federal income tax computed at the statutory rates to the actual income tax. The Federal statutory rate was 34% for the years 1997, 1996 and 1995.

                                                   Year Ended December 31
------------------------------------------------------------------------------
                                         1997           1996           1995
------------------------------------------------------------------------------
                                                  ( in thousands)

         Federal income taxes at
          statutory rate            $   2,027      $   1,792     $    1,103
         State income taxes, net
          of federal tax benefit          124            317            260
         Other                            297            157             32
------------------------------------------------------------------------------

                                    $   2,448      $   2,266     $    1,395
------------------------------------------------------------------------------


   (8)   Employee Savings Plan

         The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. The Company's contribution was $345,000, $203,000 and $86,000 for 1997,
         1996, and 1995, respectively.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


   (9)   Computation of Earnings Per Share

         The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                            December 31
           -------------------------------------------------------------------
                                              1997       1996         1995
           -------------------------------------------------------------------
                                            (in thousands, except per share)

           Net income                        $3,513     $3,004       $1,850

           Basic shares                       7,921      6,913        5,085
              Effect of dilutive
               options and warrants             960      1,178        1,096
           -------------------------------------------------------------------

           Diluted shares                     8,881      8,091        6,181
           -------------------------------------------------------------------

           Net income per common share:
              Basic                         $   .44    $   .43      $   .36
           -------------------------------------------------------------------

              Diluted                       $   .40    $   .37      $   .30
           -------------------------------------------------------------------


         During 1997 and 1996, options to purchase an average of 146,875 and 7,250 shares of common stock at prices ranging from $10.75 to $15.25 and $13.50 to $15.25 per share were outstanding, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.


  (10)   Stockholders' Equity

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

         Stock Transactions

         On May 31, 1996, the Company completed its IPO. The Company issued 2,175,000 shares of the Company's common stock and received proceeds of approximately $9,900,000, net of issuance costs of approximately $975,000.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


-------------------------------------------------------------------------------


         In June and August 1995, Safeguard Scientifics, Inc. (Safeguard) and two venture capital funds (collectively, the Investors) acquired 2,080,048 shares of the Company's common stock from the Company and its principal shareholder and also acquired warrants to purchase 339,862 shares of common stock at an exercise price of $3.68 per share. The Company sold 953,355 common shares and the warrants directly to the investors for cash of $2,750,000. The balance of the Investors shares were acquired from the Company's principal stockholder. In connection with these transactions, the Company also issued warrants to acquire 339,861 shares of its common stock at an exercise price of $3.68 per share to the principal stockholder, who is also the Company's chief executive officer. No value was assigned to these warrants since their exercise price exceeded the estimated fair value of the Company's common stock as of the issuance date.

         The warrants discussed in the preceding paragraph became exercisable on the effective date of the registration statement on Form S-1 with respect to the IPO. The warrants issued to the Investors expire three years after they become exercisable and the warrants issued to the principal stockholder expire June 30, 1999. The warrants contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing. The Investors also obtained certain other rights which include piggyback and demand registration rights in certain circumstances following an IPO of the Company's common stock.


  (11)   Stock Option Plan

         Under the Company's amended 1989 Stock Option Plan (the "Plan"), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. The Compensation Committee of the Board of Directors administers the Plan, subject to approval by the Board of Directors. All options are granted at not less than fair market value at the date of grant and generally expire ten years from the date of grant. Options granted prior to July 25, 1996 generally vest at a rate of 20% per annum beginning on the second anniversary of the grant date. Options granted on or after July 25, 1996 generally vest ratably over a five-year period.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

         Stock option activity, both incentive and nonqualified, under the Plan is presented as follows:

                                                     Option    Weighted-Average
                                                     Shares     Exercise Price
           --------------------------------------------------------------------

           Outstanding at January 1, 1995            326,080     $    .59
           Granted                                   556.551         2.49
           Exercised                                 (48,435)         .32
           Canceled                                  (23,140)        1.97
           --------------------------------------------------------------------

           Outstanding at December 31, 1995          811,056         1.89
           Granted                                    13,760        14.35
           Exercised                                 (83,792)         .81
           Canceled                                  (30,778)        2.51
           --------------------------------------------------------------------

           Outstanding at December 31, 1996          710,246         2.33
           Granted                                   498,675        11.39
           Exercised                                 (97,159)         .98
           Canceled                                 (189,692)       11.68
           --------------------------------------------------------------------

           Outstanding at December 31, 1997          922,070     $   5.32
           --------------------------------------------------------------------


         At December 31, 1997, 1996 and 1995, 208,257, 152,914 and 140,492
         options were exercisable, respectively, under the Plan. In 1997, the Company's Board of Directors amended the Plan, with subsequent stockholder approval, to increase the number of shares of common stock authorized for issuance under the Plan from 1,250,000 to 1,650,000 shares. In 1995, the Company's Board of Directors amended the Plan, with subsequent stockholder approval, to increase the number of shares of common stock authorized for issuance under the Plan from 930,000 to 1,250,000 shares. In March 1997 the Company modified the terms of certain nonvested stock options granted in January 1997 by decreasing the exercise price from $13.25 to $10.75.

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


         The following table summarizes information about stock options outstanding at December 31, 1997:

<CAPTION?
                                                Options Outstanding                           Options Exercisable
                                 --------------------------------------------------     --------------------------------
                                                     Weighted
                                                      Average         Weighted                             Weighted
                                                     Remaining         Average                             Average
                 Range of            Number         Contractual       Exercise             Number          Exercise
              Exercise Price       Outstanding         Life             Price            Exercisable        Price
           --------------------- ---------------- ---------------- ----------------     -------------- -----------------
           $  .05 to  $1.21          128,446      4.5 Years        $       .71             65,632      $        .52
             1.52 to   2.88          236,455      7.2 Years               1.75             76,501              1.63
             3.33                    219,094      7.9 Years               3.33             62,524              3.33
             8.88 to  15.25          338,075      9.2 Years              10.86              3,600             14.28
           --------------------- ---------------- ---------------- ----------------     -------------- -----------------

           $  .05 to $15.25          922,070      7.7 Years        $      5.32            208,257      $       2.01
           --------------------- ---------------- ---------------- ----------------     -------------- -----------------

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for options granted. Had compensation expense for the Company been consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123), the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             December 31
                                                       1997       1996    1995
           --------------------------------------------------------------------
                                                (in thousands, except per share)

           Net income                  As reported  $   3,513    $3,004  $1,850
                                       Pro forma        2,846     2,917   1,811

           Basic earnings per share    As reported        .44       .43     .36
                                       Pro forma          .36       .42     .36

           Diluted earnings per share  As reported        .40       .37     .30
                                       Pro forma          .32       .36     .29
           --------------------------------------------------------------------


         The fair value of the options granted under the Plan in 1997 and 1996 calculated using the Black-Scholes pricing model were $4.51 and $3.22 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 5.55% to 7.18%, expected volatility factor of .6 for 1997 and an expected life ranging from six to seven years. Pro forma net income reflects only options granted on or after to January 1, 1995 and excludes the effect of a volatility assumption

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


         prior to the Company becoming publicly traded in 1996. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted prior to January 1, 1995 is not considered.


  (12)   Commitments

         Leases

         The Company is obligated to pay rent for office space under operating leases which expire at various dates through September 2002.

         Rent expense for 1997, 1996, and 1995 was $990,000, $614,000, and
         $293,000 respectively.

         Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows (in thousands):

                  1998                                    $ 1,081
                  1999                                      1,101
                  2000                                        949
                  2001                                        233
                  2002                                        165
         ----------------------------------------------------------------------

         Total minimum lease payments                     $ 3,529
         ----------------------------------------------------------------------


         Salary Continuation Agreements

         The Company has employment agreements with certain members of management. These agreements contain provisions for salary continuation payments (aggregating approximately $1,312,000 at December 31, 1997) if all such employees are terminated without cause.


  (13)   Related Party Transactions

         A member of the Company's Board of Directors is the chief executive officer of a client. Revenues from this client were $2,101,000, $78,000, and $-- in 1997, 1996 and 1995, respectively. Outstanding trade accounts receivable from this client were $108,000 and $161,000 at December 31, 1997 and 1996, respectively.

         A former member of the Company's Board of Directors was the chief executive officer of a client. Revenues from this client were $418,000,

INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------


         $2,858,000, and $587,000 in 1997, 1996 and 1995, respectively.
         Outstanding trade accounts receivable from this client were $170,000 and $572,000 at December 31, 1997 and 1996, respectively. The same former member of the Company's Board of Directors was a member of a client's Board of Directors. Revenues from this client were $--, $114,000, and $395,000 in 1997, 1996 and 1995. Outstanding accounts receivable from this client were $-- at December 31, 1997 and 1996.

         During the years ended December 31, 1997, 1996, and 1995, the Company made insurance premium payments of $116,000, $143,000 and $116,000, respectively, under certain insurance policies on the life of the Chief Executive Officer of the Company for which the Company is not the beneficiary.

  (14)   Subsequent Event

         In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. (WaveFront) for cash of $3,650,000, subject to certain conditional payments based upon future operating income. WaveFront is an information technology consulting firm located in Vienna, Virginia, specializing in providing distributed computing solutions, including client/server and internet development, principally in the telecommunications industry. WaveFront has 30 employees and reported revenues of $2,800,000 for the year ended December 31, 1997. This acquisition will be accounted for using the purchase method of accounting.

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Integrated Systems Consulting Group, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Systems Consulting Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We beleive that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Systems Consulting Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
January 23, 1998, except as to note 14, which is as of February 27, 1998

                                                                     Schedule II
INTEGRATED SYSTEMS CONSULTING GROUP, INC.

Valuation and Qualifying Accounts

----------------------------------------------------------------------------------------------------------------

                   Column A           Column B              Column C                 Column D       Column E
----------------------------------------------------------------------------------------------------------------

                                                            Additions
                                                   ---------------------------

For the year                         Balance at    Charged to      Charged to                        Balance
ended                                beginning      cost and         other                          at end of
December 31       Description        of period      expenses        accounts        Deductions       period
----------------------------------------------------------------------------------------------------------------
1997           Billing            $      196,000 $      64,000   $     84,000 (1) $    (32,000) $       312,000
               adjustments
               and uncollectible
               amounts

1996           Billing adjustments       200,000            --         23,000 (1)      (27,000)         196,000
               and uncollectible
               amounts


1995           Billing adjustments       100,000        41,000         59,000 (1)            --         200,000
               and uncollectible
               amounts


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


                                   INTEGRATED SYSTEMS CONSULTING
                                   GROUP, INC.


                                   By: /s/ DAVID S. LIPSON
                                      ----------------------------------
                                   David S. Lipson
                                   Chairman, Chief Executive Officer,
                                   President & Treasurer

Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signatures                        Title(s)                                    Date
      ----------                        --------                                    ----


/s/ DAVID S. LIPSON         Chief Executive Officer, President and              March 31, 1998
--------------------------  Treasurer (Principal Executive Officer) and
David S. Lipson             Chairman


/s/ DAVID D. GATHMAN        Chief Financial Officer, Executive Vice President,  March 31, 1998
--------------------------  Secretary and Assistant Treasurer (Principal
David D. Gathman            Financial and Accounting Officer) and
Director



/s/ FRANK BALDINO, Jr.      Director                                            March 31, 1998
--------------------------
Frank Baldino, Jr.


                            Director                                            March 31, 1998
--------------------------
Melvyn E. Bergstein


                            Director                                            March 31, 1998
--------------------------
Donald R. Caldwell


/s/ MARK J. DENINO          Director                                            March 31, 1998
--------------------------
Mark J. DeNino


/s/ DAVID FEHR               Director                                           March 31, 1998
--------------------------
David Fehr


/s/ JAMES L. MANN            Director                                           March 31, 1998
--------------------------
James L. Mann


/s/ DONNA J. PEDRICK         Director                                           March 31, 1998
--------------------------
Donna J. Pedrick


                             Director                                           March 31, 1998
--------------------------
Michael D. Stern


                             Director                                           March 31, 1998
--------------------------
Edward S.J. Tomezsko

                                INDEX TO EXHIBITS


Exhibits

 3.1 Articles of Incorporation of the Company.*
 3.2 By-laws of the Company.*
 4   Specimen stock certificate.*
10.1 Stock Option Plan, as amended.**
10.2 Amended and Restated Employment Agreement dated January 1, 1995 between the Registrant and David S. Lipson.*
10.3 Employment Agreement dated April 1, 1994 between the Registrant and David D. Gathman.*
10.4 Employment Agreement dated January 1, 1993 between the Registrant and Edward P. Kaiserian, as modified on January 1, 1995.*
10.5 Employment Agreement dated January 9, 1992 between the Registrant and David F. Elderkin.*
10.6 Employment Agreement dated November 25, 1995 between the Registrant and Jay M. Rose.*
11   Statement Regarding Computation of Earnings Per Share.
21   Subsidiaries of the Registrant.*
23   Consent of KPMG Peat Marwick LLP.
27.1 Financial Data Schedule.
27.2 Restated Financial Data Schedule.
27.3 Restated Financial Data Schedule.
27.4 Restated Financial Data Schedule.
27.5 Restated Financial Data Schedule.
27.6 Restated Financial Data Schedule.
27.7 Restated Financial Data Schedule.
27.8 Restated Financial Data Schedule.
27.9 Restated Financial Data Schedule.

----------------------------------

* Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.

** Filed as an exhibit to the Company's Form 10-Q filed on August 14, 1997 and incorporated herein by reference.