Form 10-Q
period 1998-03-31
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1998-05-15
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or
                                                               --------------

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _____

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

There were 8,005,965 shares of the registrant's common stock, par value $.005 per share, outstanding at May 11, 1998.

                   Integrated Systems Consulting Group, Inc.



PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997

          Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited)

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

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)
--------------------------------------------------------------------------------


                                                                  March 31
                                                                   1998                   December 31
                                                                (Unaudited)                  1997
                                                                 -------                    -------
Assets
Current assets:
 Cash and cash equivalents                                       $ 4,890                    $ 8,842
 Short-term investments, at cost, which approximates market           --                        601
 Accounts receivable:
  Trade, net of reserves of $312 and $312                         11,551                      8,789
  Unbilled                                                           750                        148
 Prepaid expenses                                                    624                        340
 Other current assets                                                136                        151
                                                                 -------                    -------
Total current assets                                              17,951                     18,871

Property and equipment, net                                        3,648                      3,507
Goodwill, net                                                      4,606                      1,413

Other assets                                                         107                        107
                                                                 -------                    -------
                                                                 $26,312                    $23,898
                                                                 =======                    =======
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                           $ 2,448                    $ 1,107
 Accrued compensation payable                                        513                        909
 Income taxes payable                                                784                        439
 Deferred income taxes                                               215                         86
                                                                 -------                    -------
Total current liabilities                                          3,960                      2,541
                                                                 -------                    -------
Commitments

Stockholders' equity:
 Preferred stock, $1.00 par value; 500,000 shares
  authorized; none issued                                             --                         --
 Common stock, $.005 par value, 25,000,000 shares
  authorized, 9,227,513 and 9,227,513 shares issued                   46                         46
 Additional paid-in capital                                       12,682                     12,654
 Retained earnings                                                10,236                      9,289
                                                                 -------                    -------
                                                                  22,964                     21,989

 Treasury stock, at cost, 1,273,687 and 1,370,840
  common shares                                                     (612)                      (632)
                                                                 -------                    -------
                                                                  22,352                     21,357
                                                                 -------                    -------
                                                                 $26,312                    $23,898
                                                                 =======                    =======

Integrated Systems Consulting Group, Inc.


Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited

                                                                       Three Months Ended
                                                                             March 31
----------------------------------------------------------------------------------------------
                                                                 1998                   1997
                                                              ---------               --------
Revenues                                                      $  14,076               $  8,889
Operating expenses:
  Direct costs                                                    8,867                  5,188
  Selling expenses                                                  907                    602
  General and administrative expenses                             2,806                  2,198
                                                              ---------               --------
Total operating expenses                                         12,580                  7,988
                                                              ---------               --------

Income from operations                                            1,496                    901

Interest income, net                                                102                    135
                                                              ---------               --------
Income before income taxes                                        1,598                  1,036
Provision for income taxes                                          651                    435
                                                              ---------               --------
Net income                                                   $      947               $    601
                                                              =========               ========
Net income per common share:

  Basic                                                      $      .12               $    .08
                                                              =========               ========
  Diluted                                                    $      .11               $    .07
                                                              =========               ========
Shares used in computing
 net income per common share:

  Basic                                                           7,983                  7,902
                                                              =========               ========
  Diluted                                                         8,911                  8,895
                                                              =========               ========


See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.


Consolidated Statements of Cash Flows
(in thousands)
Unaudited


                                                                             Three Months Ended
                                                                                   March 31
--------------------------------------------------------------------------------------------------------
                                                                          1998                    1997
                                                                      ---------                --------
Cash flows from operating activities:
 Net income                                                             $   947                 $   601
 Adjustments to reconcile net income to net cash
  provided by operating activities, net of effect of acquisition:
    Depreciation and amortization                                           399                     286
    Deferred income tax benefit                                             (29)                   (217)
    Changes in assets and liabilities:
      Accounts receivable                                                (2,550)                 (1,940)
      Prepaid expenses                                                     (284)                   (117)
      Other assets                                                           27                     (29)
      Accounts payable and accrued expenses                               1,162                    (500)
      Accrued compensation payable                                         (530)                   (412)
      Income taxes payable                                                  341                     455
                                                                      ---------                --------
Net cash used in operating activities                                      (517)                 (1,873)
                                                                      ---------                --------
Cash flows from investing activities:
 Purchases of property and equipment                                       (421)                   (604)
 Purchases of short-term investments                                         --                  (2,213)
 Maturity and sale of short-term investments                                601                     199
 Acquisition of business, net of cash acquired                           (3,663)                     --
                                                                      ---------                --------
Net cash used in investing activities                                    (3,483)                 (2,618)
                                                                      ---------                --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                      48                      36
                                                                      ---------                --------
Net cash provided by financing activities                                    48                      36
                                                                      ---------                --------
Net change in cash and cash equivalents                                  (3,952)                 (4,455)
Cash and cash equivalents, beginning                                      8,842                   8,730
                                                                      ---------                --------

Cash and cash equivalents, ending                                      $  4,890                $  4,275
                                                                      =========                ========
Supplemental disclosure of cash flow information:
 Income taxes paid                                                     $    337                $    197
 Acquisition of business
   Assets acquired                                                     $    935                $     --
   Liabilities                                                         $    475                $     --


See accompanying notes to consolidated financial statements.

                    Integrated Systems Consulting Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2. In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. (WaveFront) for cash of $3,650,000, subject to certain conditional payments based upon future operating income. WaveFront is an information technology consulting firm located in Vienna, Virginia, specializing in providing distributed computing solutions, including client/server and internet development, principally in the telecommunications industry. WaveFront had 30 employees and reported revenues of $2.8 million for the year ended December 31, 1997. This acquisition will be accounted for using the purchase method of accounting. The purchase price included net assets of $460,000. Pro forma information as if the acquisition had occurred on January 1, 1997 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

3. In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting Edge) for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, PA, and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition was accounted for using the purchase method of accounting. The purchase price included net assets of $400,000.

4. Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) was adopted by the Company in December 1997. SFAS 128 changed the method for computing and presenting earnings per share (EPS) and requires dual presentation of basic and diluted earnings per share. Prior period EPS data has been restated to conform with the provisions of SFAS 128.

5. The following statements were adopted by the Company on January 1, 1998. SFAS 130 - Reporting Comprehensive Income, SFAS 131 - Disclosure about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosure about Pensions and Other Post Retirement Benefits, SOP 97-2 - Software Revenue Recognition. These standards are not expected to have a material effect on the Company's financial conditions and results of operations and the Company has no components of other comprehensive income to report.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenue. The Company's revenues for the quarter ended March 31, 1998 increased by $5.2 million or 58% to $14.1 million from $8.9 million in 1997.
Approximately $4.5 million or 87% of this increase resulted from growth in professional services revenue and approximately $700,000 or 13% from increases primarily in software revenue during the first quarter of 1998 as compared with the corresponding period in 1997. The increase in professional services revenue is attributed to approximately 62% and 38% increases in hours billed and aggregate average rates, respectively, during the first quarter of 1998 as compared with the corresponding period in 1997. For the quarter, the percentage of professional services revenue from clients in the pharmaceutical industry was 66% compared to 67% in the first quarter of 1997.

Direct costs. Direct costs for the quarter ended March 31, 1998 increased by $3.7 million or 71% to $8.9 million from $5.2 million in 1997. This increase is principally due to the growth in the professional staff to 487 technical personnel at March 31, 1998 from 351 at March 31, 1997. As a percentage of revenues, direct costs increased to 63% for the first quarter of 1997 from 58% for the first quarter of 1997. This increase resulted principally from a decline in the Company's utilization rates (i.e. the ratio of hours billed to total available hours) in the first quarter of 1998 compared with the first quarter of 1997. The Company believes its direct costs as a percentage of revenue will be less for the balance of 1998 than in the first quarter.

Selling expenses. Selling expenses for the quarter ended March 31, 1998 increased by $305,000 or 51% to $907,000 from $602,000 in the corresponding period in 1997. This increase is principally due to the growth in the number of sales and marketing personnel to 24 at March 31, 1998 from 16 at March 31, 1997. As a percentage of revenues, selling expenses were 6% for the quarter ended March 31, 1998 compared to 7% for the corresponding periods in 1997.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 1998 increased by $608,000 or 28% to $2.8 million from $2.2 million in the corresponding period in 1997. This increases is principally due to increases in facilities and facilities related costs and administrative expenses to support the Company's growth. The increase in facilities costs (office rent, utilities, depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) is related to the growth in the number of professional and supervisory personnel performing client engagements in the Company's offices, rather than at client locations. As a percentage of revenues, general and administrative expenses decreased to 20% for the first quarter of 1998 from 25% for the first quarter of 1997. This decrease was principally a result of increased revenues, which did not require a corresponding increase in general and administrative expenses. The Company believes its general and administrative expenses as a percentage of revenue will be less for the full year 1998 than in the corresponding period in 1997.

Interest income. Interest income for the quarter ended March 30, 1998 decreased to $102,000 from $135,000 in the corresponding period in 1997. This decrease is principally due to lower average cash equivalents and short-term investments balances.

Effective income tax rate. The Company's effective income tax rate for the first quarter of 1998 decreased to 41% from 42% in the first quarter of 1997.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments decreased $4.6 million to $4.9 million at March 31, 1998 from $9.4 million at December 31, 1997. The decrease resulted principally from the acquisition of WaveFront, working capital requirements, payments for income taxes and capital expenditures. At March 31, 1998 cash equivalents were invested in short-term U.S. governmental agency issues, institutional money-market funds and a master repurchase agreement. By policy, the Company places its investments in high credit-quality instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds:

        The Company's registration statement on Form S-I with respect to its initial public offering (SEC file no. 333-00790) was declared effective on April 17, 1996. The following information reports the Company's use of the net proceeds of its initial public offering. The Company has previously reported this information on Form 10-Q and Form SR pursuant to Rule 463 under the Securities Act of 1933. Only information thut has changed since the filing of the last Form 10-Q is reported below.

        From the effective date of the registration statement through March 31, 1998, the net proceeds of the Company's initial public offering have been used in the following amounts and for the following purposes.

      Working Capital                                           S 3,447,000
      Purchase of Equipment                                       3,279,000
      Acquisition of Other Business                               3,186,000

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits.
              3.1        Articles of Incorporation*
              3.2        By-laws*
             11.1        Computation of Net Income Per Share
             27.1        Financial Data Schedule

        (b) Reports on Form 8-K:

            Form 8-K, dated February 27, 1998, filed on March 16, 1998, relating to the completion of the acquisition of WaveFront Consulting, Inc.

            Form 8-K/A, dated February 27, 1998, filed on May 11, 1998, relating to financial information in connection with the Company's agreement to acquire WaveFront Consulting, Inc.


------------------
Filed as an exhibit to the Company's registration statement on Form S-I (File No. 333-00790) and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Integrated Systems Consulting Group, Inc.


Date: May 15, 1998                        By: /s/ David L. Lipson
                                              ----------------------------------
                                              David S. Lipson
                                              Chairman, Chief Executive Officer,
                                               President and Treasurer

Date: May 15, 1998                        By: /s/ David D. Gathman
                                              ----------------------------------
                                              David D. Gathman
                                              Executive Vice President, Finance
                                               and Administration, Chief
                                               Financial Officer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                             EXHIBIT INDEX

Number            Description

   3.1            Articles of Incorporation*
   3.2            By-laws*
  11.1            Computation of Net Income Per Share
  27.1            Financial Data Schedule

----------------
* Filed as an exhibit to the Company's registration statement on Form S-I (File No. 333-00790) and incorporated herein by reference.

 Integrated Systems Consulting Group, Inc.
 (in thousands, except per share data)
 Exhibit 11.1 - Computation of Net Income Per Share
________________________________________________________________________________

                                                            Three Months Ended
                                                                 March 31
                                                            -------------------
                                                              1998        1997
                                                            --------    -------
 Shares used in computing basic net income per common share:

     Shares outstanding, beginning of period                 7,954       7,857

     Weighted impact of common shares issued
         during the period                                      29          45
                                                             -----      ------
     Total shares used in computing basic
         net income per common share                         7,983       7,902
                                                            ======      ======
 Net income                                                 $  947      $  601
                                                            ======      ======
 Basic net income per common share                          $  .12      $  .08
                                                            ======      ======

 Shares used in computing diluted net income
     per common share:
     Shares outstanding, beginning of period                 7,954       7,857

     Net incremental shares resulting from assumed
         exercise of stock options and warrants using
         the treasury stock method                             928         993

     Weighted impact of common shares issued
         during the period                                      29          45
                                                             -----       -----
     Total shares used in computing diluted
         net income per common share                         8,911       8,895
                                                            ======      ======
Net income                                                 $   947      $  601
                                                           =======      ======
Diluted net income per common share                        $   .11      $  .07
                                                           =======      ======