Form 10-Q
period 1998-06-30
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1998-08-14
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

There were 8,074,171 shares of the registrant's common stock, par value $.005 per share, outstanding at August 11, 1998.

                    Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

-------------------------------------------------------------------------------

                                                                               June 30
                                                                                 1998            December 31
                                                                             (Unaudited)             1997
                                                                              --------            --------
Assets
Current assets:
     Cash and cash equivalents                                                $  5,110            $  8,842
     Short-term investments, at cost, which approximates market                   --                   601
     Accounts receivable:
         Trade, net of reserves of $677 and $312                                12,892               8,789
         Unbilled                                                                   86                 148
     Prepaid expenses                                                              596                 340
     Other current assets                                                          184                 151
                                                                              --------            --------

Total current assets                                                            18,868              18,871

Property and equipment, net                                                      3,753               3,507
Goodwill, net                                                                    4,521               1,413
Other assets                                                                        99                 107
                                                                              --------            --------

                                                                              $ 27,241            $ 23,898
                                                                              --------            --------

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                    $  1,975            $  1,107
     Accrued compensation payable                                                  868                 909
     Income taxes payable                                                          294                 439
     Deferred income taxes                                                         341                  86
                                                                              --------            --------

Total current liabilities                                                        3,478               2,541
                                                                              --------            --------

Commitments

Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized;
         none issued                                                                 -                   -
     Common stock, $.005 par value, 25,000,000 shares
         authorized, 9,227,513 and 9,227,513 shares issued                          46                  46
     Additional paid-in capital                                                 12,809              12,654
     Retained earnings                                                          11,495               9,289
                                                                              --------            --------

                                                                                24,350              21,989

     Treasury stock, at cost, 1,182,896 and 1,273,681 common shares               (587)               (632)
                                                                              --------            --------

                                                                                23,763              21,357
                                                                              --------            --------

                                                                              $ 27,241            $ 23,898
                                                                              --------            --------

See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited

                                                             Three Months Ended        Six Months Ended
                                                                  June 30                   June 30
---------------------------------------------------------------------------------------------------------
                                                             1998        1997         1998         1997
                                                           -------      -------      -------      -------
Revenues                                                   $15,597      $10,209      $29,673      $19,098
Operating expenses:
     Direct costs                                            9,100        5,928       17,967       11,116
     Selling expenses                                        1,108          631        2,015        1,233
     General and administrative expenses                     3,293        2,365        6,099        4,563
                                                           -------      -------      -------      -------
Total operating expenses                                    13,501        8,924       26,081       16,912
                                                           -------      -------      -------      -------

Income from operations                                       2,096        1,285        3,592        2,186

Interest income, net                                            59           94          161          229
                                                           -------      -------      -------      -------
Income before income taxes                                   2,155        1,379        3,753        2,415
Provision for income taxes                                     896          579        1,547        1,014
                                                           -------      -------      -------      -------

Net income                                                 $ 1,259      $   800      $ 2,206      $ 1,401
                                                           -------      -------      -------      -------

Net income per common share:
     Basic                                                 $   .16      $   .10      $   .28      $   .18
                                                           -------      -------      -------      -------
     Diluted                                               $   .14      $   .09      $   .25      $   .16
                                                           -------      -------      -------      -------

Shares used in computing net income per common share:
     Basic                                                   8,027        7,918        8,006        7,909
                                                           -------      -------      -------      -------
     Diluted                                                 9,045        8,851        8,978        8,872
                                                           -------      -------      -------      -------

See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited

                                                                       Six Months Ended
                                                                            June 30
-------------------------------------------------------------------------------------------
                                                                   1998               1997
                                                                 -------            -------
Cash flows from operating activities:
     Net income                                                  $ 2,206            $ 1,401
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                           881                634
             Deferred income tax benefit                              97               (217)
             Changes in assets and liabilities:
                 Accounts receivable                              (3,227)            (2,968)
                 Prepaid expenses                                   (256)                47
                 Other assets                                        (13)                38
                 Accounts payable and accrued expenses               689               (351)
                 Accrued compensation payable                       (175)              (379)
                 Income taxes payable                               (149)                13
                                                                 -------            -------
Net cash provided by (used in) operating activities                   53             (1,782)
                                                                 -------            -------

Cash flows from investing activities:
     Purchases of property and equipment                            (888)            (1,031)
     Purchases of short-term investments                            --               (4,260)
     Maturity and sale of short-term investments                     601              6,700
     Acquisition of business, net of cash acquired                (3,698)            (1,893)
                                                                 -------            -------
Net cash used in investing activities                             (3,985)              (484)
                                                                 -------            -------

Cash flows from financing activities:
     Purchase of treasury stock                                     --                 --
     Proceeds from issuance of common stock                          200                 41
                                                                 -------            -------
Net cash provided by financing activities                            200                 41
                                                                 -------            -------

Net change in cash and cash equivalents                           (3,732)            (2,225)
Cash and cash equivalents, beginning                               8,842              8,730
                                                                 -------            -------

Cash and cash equivalents, ending                                $ 5,110            $ 6,505
                                                                 -------            -------

Supplemental disclosure of cash flow information:
     Income taxes paid                                           $ 1,638            $ 1,219
     Acquisition of business
         Assets acquired                                             935                480
         Liabilities assumed                                         475                 80

See accompanying notes to consolidated financial statements.

                    Integrated Systems Consulting Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2. In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. (WaveFront) for cash of $3,650,000, subject to certain conditional payments based upon future operating income. WaveFront is an information technology consulting firm located in Vienna, Virginia, specializing in providing distributed computing solutions, including client/server and internet development, principally in the telecommunications industry. WaveFront had 30 employees and reported revenues of $2.8 million for the year ended December 31, 1997. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was $460,000. The remainder of the purchase price was allocated to goodwill. Pro forma information as if the acquisition had occurred on January 1, 1997 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

3. In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting Edge) for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, PA, and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was $400,000. The remainder of the purchase price was allocated to goodwill.

4. Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) was adopted by the Company in December 1997. SFAS 128 changed the method for computing and presenting earnings per share (EPS) and requires dual presentation of basic and diluted earnings per share. Prior period EPS data has been restated to conform with the provisions of SFAS 128.

5. The following statements were adopted by the Company on January 1, 1998. SFAS 130 - Reporting Comprehensive Income, SFAS 131 Disclosure about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosure about Pensions and Other Post Retirement Benefits, SOP 97-2 - Software Revenue Recognition. These standards are not expected to have a material effect on the Company's financial conditions and results of operations and the Company has no components of other comprehensive income to report.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenue. The Company's revenues for the quarter and six month periods ended June 30, 1998 increased by $5.4 million, or 53%, and $10.6 million, or 55%, compared to the corresponding periods in 1997. Approximately $5.2 million and $9.7 million, or 96% and 92%, of these increases resulted from growth in professional services revenue and approximately $190,000 and $888,000, or 4% and 8%, from increases primarily in software revenue during the quarter and six months. The increase in professional services revenue is attributed to an approximate 66% and 70% increases in hours billed and approximately 34% and 30% increases in aggregate average rates during the quarter and six months, respectively. For the quarter and six month periods ended June 30, 1998, the percentage of professional services revenue from clients in the pharmaceutical industry was 70% and 67% compared to 61% and 64% for the corresponding periods in 1997.

Direct costs. Direct costs for the quarter and six month periods ended June 30, 1998 increased by $3.2 million, or 54%, and $6.9 million, or 62%, compared to the corresponding periods in 1997. These increases are principally due to the growth in the professional staff to 517 technical personnel at June 30, 1998 from 400 at June 30, 1997. As a percentage of revenues, direct costs were 58% and 61% for the quarter and six month periods ended June 30, 1998 compared to 58% for each of the corresponding periods in 1997. The increase for the six month period resulted principally from a decline in the Company's utilization rates (i.e. the ratio of hours billed to total available hours) in the first quarter of 1998 compared with the first quarter of 1997.

Selling expenses. Selling expenses for the quarter and six month periods ended June 30, 1998 increased by $477,000, or 76%, and $782,000, or 63%, compared to the corresponding periods in 1997. As a percentage of revenues, selling expenses were 7% for the quarter and six month periods ended June 30, 1998 compared to 6% for each of the corresponding periods in 1997. These increases are principally due to the increase in the number of sales and marketing personnel to 25 at June 30, 1998 from 19 at June 30, 1997.

General and administrative expenses. General and administrative expenses for the quarter and six month periods ended June 30, 1998 increased by $928,000, or 39%, and $1.5 million, or 34%, compared to the corresponding periods in 1997. These increases are principally due to increases in administrative expenses to support the Company's growth, bad debt expense, facilities and facilities related costs and the amortization of goodwill. The increases in facilities costs (office rent, utilities, depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) is related to the growth in the number of professional and supervisory personnel performing client engagements in the Company's offices, rather than at client locations. As a percentage of revenues, general and administrative expenses were 21% for each of the quarter and six month periods ended June 30, 1998 compared to 23% and 24% for the quarter and six month periods of 1997. These decreases were principally a result of increased revenues, which did not require a corresponding increase in general and administrative expenses.

The Company believes its general and administrative expenses as a percentage of revenue will be less for the full year 1998 than in the corresponding period in 1997.

Interest income. Interest income for the quarter and six month periods ended June 30, 1998 decreased to $59,000 from $94,000 and $161,000 from $229,000 in the corresponding periods in 1997. These decreases are principally due to lower average cash equivalents and short-term investment balances.

Effective income tax rate. The Company's effective income tax rate in 1998 decreased to 41% from 42% in 1997.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments decreased $4.3 million to $5.1 million at June 30, 1998 from $9.4 million at December 31, 1997. The decrease resulted principally from the acquisition of WaveFront, working capital requirements, payments for income taxes and capital expenditures. At June 30, 1998 cash equivalents were invested in institutional money-market funds. By policy, the Company places its investments in high credit-quality instruments.

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

Impact of Year 2000:

The Year 2000 ("Y2K") issue concerns the fact that many existing computer programs and systems, including certain of those used by the Company for its own internal purposes and those used by its clients, suppliers, vendors and others, and possibly some custom applications designed, built or modified by the Company for its clients, use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications that utilize this two-digit year format could fail or create erroneous results by or at the year 2000.

The Company has identified four main areas of its Y2K risk:

         1. The Company's internal computer systems could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations;

         2. The computer systems of third parties with whom the Company regularly deals, including but not limited to its clients, suppliers, vendors, utilities, financial institutions and others ("Material Third Parties") could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations;

         3. The Company could be exposed to liabilities if certain of the custom applications designed, built or modified by the Company for its clients are disrupted or fail and the Company is obligated to remediate those applications; and

         4. The Company's sources of revenue could decline if clients' resources are diverted to the Y2K problem.

The Company is currently evaluating the nature and extent of the Y2K issues related to its internal systems. An initial evaluation indicates that the process of making the Company's internal systems Y2K compliant should be substantially completed with respect to all material systems before December 31, 1999.

If any of the Company's Material Third Parties are not Y2K compliant and their noncompliance causes a material disruption to any of their businesses, the business of the Company could be materially adversely impacted. These disruptions could include, among other things: a client's inability to process payments to the Company; a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a client's, supplier's, vendor's or financial institution's business failure; an interruption in deliveries of computer equipment and other supplies from vendors; a loss of voice and data connections the Company uses to share information; a loss of electric power to the Company's facilities; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company will evaluate the nature and extent of this risk, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any, they may have on the Company.

The Company is in the process of evaluating the extent to which applications the Company has built, designed or modified for its clients may be non-Y2K compliant, and of determining the extent, if any, of the Company's obligations to make these applications Y2K compliant. Currently, the Company is unable to determine or estimate the cost, if any, of remediating any non-Y2K compliance of software applications previously delivered by the Company.

While the Company believes that it is addressing the Y2K issue, there can be no assurance that the Company's Y2K analyses will be completed on a timely basis, or that the costs and liabilities associated with the Y2K issue will not materially aversely impact the business, prospects, revenues or financial position of the Company.

Safe Harbor Statement:

Statements made in this filing that are forward-looking, including, among others, statements describing the Company's plans and expectations regarding the Y2K issue, involve risks and uncertainties and are subject to change at any time. Such risks and uncertainties could cause the Company's actual results or experience to be materially different from the results predicted in such forward looking statements. These risks and uncertainties involve, among other things, including client demand, dependence on the pharmaceutical industry, the attraction and retention of technical employees, concentration and mix of revenues, and the impact of the Y2K issue. These factors, as and when applicable, are disclosed previously and from time to time in the Company's filing with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders: None

The Company held its Annual Meeting of Stockholders on May 20, 1998. At the meeting, the shareholders voted in favor of (1) electing eleven directors, (2) amending the Corporation's By-laws by deleting Section 2.02(b)(2) thereof, which currently allows the holders of 25% of the Corporation's Common Stock to call special shareholder meetings, (3) amending Section 9.01 of the Corporation's By-laws to authorize the Board of Directors to amend or repeal the By-laws and to adopt new By-laws, (4) amending Section 2.06 of the Corporation's By-laws to reduce the affirmative shareholder vote required for various corporate actions to a majority of the votes cast at shareholders meetings, (5) amending Section
3.02 of the Corporation's By-laws to provide for the election of directors by plurality vote of the shareholders and to allow vacancies on the Board of Directors to be filled by vote of the remaining directors, and (6) ratifying the appointment of KPMG Peat Marwick LLP as the independent public accountants to audit the Company's accounts for the current year. The number of votes cast were as follows:

                                                                                                       Broker
                                        Votes          Votes         Votes            Votes            Non-
                                         For          Against       Withheld        Abstained          Votes
                                    --------------  -----------  --------------   --------------   --------------
(1) David S. Lipson                     7,288,776       N/A             22,043         N/A               -

    David G. Gathman                    7,288,776       N/A             22,043         N/A               -

    Frank Baldino, Jr., Ph.D.           7,170,579       N/A            140,240         N/A               -

    Melvyn E. Bergstein                 7,176,404       N/A            134,415         N/A               -

    Donald R. Caldwell                  7,268,824       N/A             41,995         N/A               -

    Mark J. Denino                      7,268,824       N/A             41,995         N/A               -

    David S. Fehr                       7,287,511       N/A             23,308         N/A               -

    James L. Mann                       7,288,976       N/A             21,843         N/A               -

    Donna J. Pedrick                    7,288,676       N/A             22,143         N/A               -

    Michael D. Stern                    7,288,357       N/A             22,462         N/A               -

    Edward S. J. Tomezsko, Ph.D.        7,288,976       N/A             21,843         N/A               -



(2) Section 2.02(b) of by-laws          5,811,638      345,942            N/A          17,851        1,135,388


(3) Section 9.01 of by-laws             5,797,339      357,400            N/A          20,692        1,135,388


(4) Section 9.01 of by-laws             6,086,998       70,939            N/A          17,494        1,135,388


(5) Section 9.01 of by-laws
                                        5,988,518      168,792            N/A          18,121        1,135,388

(6) KPMG Peat Marwick LLP               7,284,315        5,422            N/A          21,082            -


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



                    Integrated Systems Consulting Group, Inc.


Date:  August 14, 1998               By: /s/DAVID S. LIPSON
                                          ------------------
                                         David S. Lipson
                                         Chairman, Chief Executive Officer,
                                         President and Treasurer

Date:  August 14, 1998               By  /s/DAVID D. GATHMAN
                                         -------------------
                                         David D. Gathman
                                         Executive Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial and Accounting Officer)

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

Integrated Systems Consulting Group, Inc.
(in thousands, except per share data)
Exhibit 11.1 - Computation of Net Income Per Share

-------------------------------------------------------------------------------

                                                             Three Months Ended        Six Months Ended
                                                                   June 30                   June 30
                                                            -------------------       -------------------
                                                             1998         1997         1998         1997
                                                            ------       ------       ------       ------
Shares used in computing basic net income
     per common share:

     Shares outstanding, beginning of period                 7,997        7,915        7,954        7,857
     Weighted impact of common shares issued
         during the period                                      30            3           52           52
                                                            ------       ------       ------       ------
     Total shares used in computing basic
         net income per common share                         8,027        7,918        8,006        7,909
                                                            ------       ------       ------       ------

Net income                                                  $1,259       $  800       $2,206       $1,401
                                                            ------       ------       ------       ------

Basic net income per common share                           $  .16       $  .10       $  .28       $  .18
                                                            ------       ------       ------       ------

Shares used in computing diluted net income per common share:

     Shares outstanding, beginning of period                 7,997        7,915        7,954        7,857
     Net incremental shares resulting from assumed
         exercise of stock options and warrants using
         the treasury stock method                           1,018          933          972          963
     Weighted impact of common shares issued
         during the period                                      30            3           52           52
                                                            ------       ------       ------       ------
     Total shares used in computing diluted
         net income per common share                         9,045        8,851        8,978        8,872
                                                            ------       ------       ------       ------

Net income                                                  $1,259       $  800       $2,206       $1,401
                                                            ------       ------       ------       ------

Diluted net income per common share                         $  .14       $  .09       $  .25       $  .16
                                                            ------       ------       ------       ------