Form 10-Q
period 1998-09-30
INTEGRATED SYSTEMS CONSULTING GROUP INC
filed 1998-11-12
CIK 1007020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

There were 8,079,404 shares of the registrant's common stock, par value $.005 per share, outstanding at November 9, 1998.

                    Integrated Systems Consulting Group, Inc.



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Integrated Systems Consulting Group, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

--------------------------------------------------------------------------------------------------
                                                                        September 30
                                                                            1998       December 31
                                                                         (Unaudited)      1997
                                                                        -------------  -----------
Assets
Current assets:
     Cash and cash equivalents                                           $  4,025       $  8,842
     Short-term investments, at cost, which approximates market              --              601
     Accounts receivable:
         Trade, net of reserves of $764 and $312                           15,512          8,789
         Unbilled                                                             212            148
     Prepaid expenses                                                         560            340
     Other current assets                                                     932            151
                                                                         --------       --------

Total current assets                                                       21,241         18,871

Property and equipment, net                                                 3,651          3,507
Goodwill, net                                                               4,558          1,413
Other assets                                                                  104            107
                                                                         --------       --------

                                                                         $ 29,554       $ 23,898
                                                                         --------       --------

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                               $  3,007       $  1,107
     Accrued compensation payable                                             976            909
     Income taxes payable                                                     346            439
     Deferred income taxes                                                    341             86
                                                                         --------       --------

Total current liabilities                                                   4,670          2,541
                                                                         --------       --------

Commitments

Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized;
         none issued                                                         --             --
     Common stock, $.005 par value, 25,000,000 shares
         authorized, 9,227,513 and 9,227,513 shares issued                     46             46
     Additional paid-in capital                                            12,843         12,654
     Retained earnings                                                     12,566          9,289
                                                                         --------       --------

                                                                           25,455         21,989

     Treasury stock, at cost, 1,149,909 and 1,273,681 common shares          (571)          (632)
                                                                         --------       --------

                                                                           24,884         21,357
                                                                         --------       --------

                                                                         $ 29,554       $ 23,898
                                                                         --------       --------



See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)
Unaudited

                                                            Three Months Ended       Nine Months Ended
                                                                Septmber 30              Septmber 30
---------------------------------------------------------------------------------------------------------
                                                             1998         1997         1998         1997
                                                           -------      -------      -------      -------

Revenues                                                   $16,224      $11,478      $45,897      $30,576
Operating expenses:
     Direct costs                                            9,765        6,777       27,732       17,893
     Selling expenses                                        1,128          785        3,143        2,018
     General and administrative expenses                     3,062        2,374        9,161        6,937
     Cost and expenses associated with
         terminated business combination                       486         --            486         --
                                                           -------      -------      -------      -------
Total operating expenses                                    14,441        9,936       40,522       26,848
                                                           -------      -------      -------      -------

Income from operations                                       1,783        1,542        5,375        3,728

Interest income, net                                            60           88          221          317
                                                           -------      -------      -------      -------
Income before income taxes                                   1,843        1,630        5,596        4,045
Provision for income taxes                                     771          685        2,319        1,699
                                                           -------      -------      -------      -------

Net income                                                 $ 1,072      $   945      $ 3,277      $ 2,346
                                                           -------      -------      -------      -------

Net income per common share:
     Basic                                                 $   .13      $   .12      $   .41      $   .30
                                                           -------      -------      -------      -------
     Diluted                                               $   .12      $   .11      $   .37      $   .26
                                                           -------      -------      -------      -------

Shares used in computing net income per common share:
     Basic                                                   8,076        7,924        8,030        7,914
                                                           -------      -------      -------      -------
     Diluted                                                 8,973        8,911        8,976        8,885
                                                           -------      -------      -------      -------

See accompanying notes to consolidated financial statements.

Integrated Systems Consulting Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
Unaudited

                                                                                          Nine Months Ended
                                                                                              September 30
----------------------------------------------------------------------------------------------------------------

                                                                                          1998           1997
                                                                                        --------       --------

Cash flows from operating activities:
     Net income                                                                         $  3,277       $  2,346
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                                                 1,374          1,000
             Deferred income tax benefit                                                      97           (218)
             Changes in assets and liabilities, net of effects of acquisitions:
                 Accounts receivable                                                      (5,973)        (3,893)
                 Prepaid expenses                                                           (220)           135
                 Other assets                                                               (766)           338
                 Accounts payable and accrued expenses                                     1,721           (406)
                 Accrued compensation payable                                                (67)          (363)
                 Income taxes payable                                                        (97)           120
                                                                                        --------       --------
Net cash used in operating activities                                                       (654)          (941)
                                                                                        --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (1,161)        (1,451)
     Purchases of short-term investments                                                    --           (9,756)
     Maturity and sale of short-term investments                                             601         10,550
     Acquisition of business, net of cash acquired                                        (3,853)        (1,894)
                                                                                        --------       --------
Net cash used in investing activities                                                     (4,413)        (2,551)
                                                                                        --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                  250             48
                                                                                        --------       --------
Net cash provided by financing activities                                                    250             48
                                                                                        --------       --------

Net change in cash and cash equivalents                                                   (4,817)        (3,444)
Cash and cash equivalents, beginning                                                       8,842          8,730
                                                                                        --------       --------

Cash and cash equivalents, ending                                                       $  4,025       $  5,286
                                                                                        --------       --------

Supplemental disclosure of cash flow information:
     Income taxes paid                                                                  $  2,022       $  1,795
     Acquisition of business
         Assets acquired                                                                $    935       $    480
         Liabilities assumed                                                            $    475       $     80

See accompanying notes to consolidated financial statements.

                    Integrated Systems Consulting Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2. On September 9, 1998 the Company announced a definitive merger agreement with First Consulting Group, Inc. (FCGI). Under the terms of the agreement, which is subject to approval of both FCGI's and the Company's shareholders and customary closing conditions, each outstanding share of the Company's common stock will be exchanged at a fixed exchange rate of 0.77 for a newly issued share of FCGI common stock. Completion of the merger is expected in the fourth quarter of 1998. The transaction is intended to be accounted for as a pooling-of-interests and is intended to qualify as a tax-free reorganization.

3. In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. (WaveFront) for an initial cash payment of $3,650,000, plus conditional payments based upon future operating income. WaveFront is an information technology consulting firm located in Vienna, Virginia, specializing in providing distributed computing solutions, including client/server and internet development, principally in the telecommunications industry. WaveFront had 30 employees and reported revenues of $2.8 million for the year ended December 31, 1997. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was $460,000. The remainder of the purchase price was allocated to goodwill. Pro forma information as if the acquisition had occurred on January 1, 1997 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

4. In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. (Cutting Edge) for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, PA, and Alexandria, VA, that specializes in the design and development of business software using client-server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was $400,000. The remainder of the purchase price was allocated to goodwill.

5. Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) was adopted by the Company in December 1997. SFAS 128 changed the method for computing and presenting earnings per share (EPS) and requires dual presentation of basic and diluted earnings per share. Prior period EPS data has been restated to conform with the provisions of SFAS 128.

6. The following statements were adopted by the Company on January 1, 1998. SFAS 130 - Reporting Comprehensive Income, SFAS 131 - Disclosure about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosure about Pensions and Other Post Retirement Benefits, and SOP 97-2
     - Software Revenue Recognition. These standards did not have a material effect on the Company's financial condition and results of operations and the Company has no components of other comprehensive income to report.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations:

Revenue. The Company's revenues for the quarter and nine month periods ended September 30, 1998 increased by $4.7 million, or 41%, and $15.3 million, or 50%, compared to the corresponding periods in 1997. Approximately $4.5 million and $14.3 million, or 96% and 93%, of these increases resulted from growth in professional services revenue and approximately $187,000 and $1.1 million, or 4% and 7%, from increases primarily in software revenue during the quarter and nine months. Approximately 66% and 69% of the increase in professional services revenue is attributed to an increase in hours billed and approximately 34% and 31% is attributed to an increase in aggregate average rates during the quarter and nine months, respectively. For the quarter and nine month periods ended September 30, 1998, the percentage of professional services revenue from clients in the pharmaceutical industry was 70% and 68% compared to 62% and 63% for the corresponding periods in 1997.

Direct costs. Direct costs for the quarter and nine month periods ended September 30, 1998 increased by $3.0 million, or 44%, and $9.8 million, or 55%, compared to the corresponding periods in 1997. These increases are principally due to the growth in the professional staff to 538 technical personnel at September 30, 1998 from 430 at September 30, 1997. As a percentage of revenues, direct costs were 60% for the quarter and nine month periods ended September 30, 1998 compared to 59% for each of the corresponding periods in 1997. The increase for the quarter and nine month period resulted principally from a decline in the Company's utilization rates (i.e. the ratio of hours billed to total available hours) compared with the corresponding periods in 1997.

Selling expenses. Selling expenses for the quarter and nine month periods ended September 30, 1998 increased by $343,000, or 44%, and $1.1 million, or 56%, compared to the corresponding periods in 1997. As a percentage of revenues, selling expenses were 7% for the quarter and nine month periods ended September 30, 1998 compared to 7% for each of the corresponding periods in 1997. The dollar increase is principally due to the increase in the number of sales and marketing personnel to 27 at September 30, 1998 from 21 at September 30, 1997.

General and administrative expenses. General and administrative expenses for the quarter and nine month periods ended September 30, 1998 increased by $688,000, or 29%, and $2.2 million, or 32%, compared to the corresponding periods in 1997. These increases are principally due to increases in administrative expenses to support the Company's growth, facilities and facilities related costs and the amortization of goodwill. The increases in facilities costs (office rent, utilities, depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel) is related to the growth in the number of professional and supervisory personnel performing client engagements in the Company's offices, rather than at client locations. As a percentage of revenues, general and administrative expenses were 19% and 20% for the quarter and nine month periods ended September 30, 1998 compared to 21% and 23% for the quarter and nine month periods of 1997. These decreases were principally a result of increased revenues, which did not require a corresponding increase in general and administrative expenses. The Company believes its general and administrative expenses as a percentage of revenue will be less for the full year 1998 than for the full year in 1997.

Cost and expenses associated with terminated business combination. As a result of the termination of a potential business combination prior to the definitive merger agreement with First Consulting Group, Inc., the Company incurred a charge of $486,000 in the third quarter of 1998. This charge included a payment for a release of claims between ISCG and the other party and due diligence, accounting, and legal expenses.

Interest income. Interest income for the quarter and nine month periods ended September 30, 1998 decreased to $60,000 from $88,000 and $221,000 from $317,000 in the corresponding periods in 1997. These decreases are principally due to lower average cash equivalents and short-term investment balances.

Effective income tax rate. The Company's effective income tax rate in 1998 decreased to 41% from 42% in 1997.

Liquidity and Capital Resources:

Cash and cash equivalents and short-term investments decreased $5.4 million to $4.0 million at September 30, 1998 from $9.4 million at December 31, 1997. The decrease resulted principally from the acquisition of WaveFront, working capital requirements, and capital expenditures. At September 30, 1998 cash equivalents were invested in institutional money-market funds. By policy, the Company places its investments in high credit-quality instruments.

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

Impact of Year 2000:

The Year 2000 or Y2K issue arises because many existing computer programs and systems, including some of those used by the Company for its own internal purposes and those used by its clients, suppliers, vendors and others, and possibly some custom applications designed, built or modified by the Company for its clients, use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications that utilize this two-digit year format could fail or create erroneous results by or at the year 2000.

The Company has identified four main areas of its Y2K risk:

         1. The Company's internal computer systems could be disrupted or fail, causing an interruption or decrease in the Company's ability to operate. The Company is conducting an ongoing assessment of the Y2K-readiness of its major information technology (IT) systems and non-IT systems such as building security, voice mail, telephone and other systems containing embedded microprocessors.

                  Except as described in the next paragraph, the Company has completed an analysis of its internal business systems including its accounting and human resource applications and its PC's, servers, networks, and application software. Plans to modify, update, or replace key business systems are being implemented. The Company expects that its internal systems will be substantially Y2K compliant before December 31, 1999.

                  The Company is currently analyzing the software and hardware used to develop custom applications for its customers, including development tools, utilities, operating systems, and servers. The Company is attempting to obtain written confirmation from vendors that these products are Y2K compliant, and is testing and modifying its internally developed tools. Where necessary, the Company is upgrading, modifying, or replacing this software and hardware. While the Company believes that it will continue to be able to deliver custom applications to its customers after the year 2000, a substantial failure of its internal systems could delay that delivery, and could have an adverse impact on the Company's business.

                  The costs incurred to date on these efforts have not been material. Based on currently available information, the Company believes that the cost to compete these efforts will also not be material. However, if additional compliance efforts of which the Company is not currently aware are required, or if updating, modifying or replacing the Company's systems costs more than currently estimated, the Y2K issue could have a material adverse effect on the Company. If the Company's efforts to make its internal systems Y2K compliant are unsuccessful, the resulting failure could result in a substantial interruption of the Company's operations and materially affect the Company's business.

         2. The computer systems of third parties with whom the Company regularly deals could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations. The Company relies on third party relationships in the conduct of its business, including suppliers, vendors, utilities, financial institutions and others. The Company has created a list of the third parties it believes are material to its operations and is attempting to obtain written assurances from them that there will be no interruption of service as a result of the Y2K issue. Where such assurances are not given, the Company intends, where practical, to devise contingency plans to allow the Company to operate in the event of Y2K-related service interruption. It is possible that the Company will experience interruptions in third party services despite vendors' assurances otherwise, and that the Company will not be able to develop contingency plans to meet individual or multiple third party failures, resulting in an operations interruption that could materially adversely affect the Company's business.

         3. The Company could be exposed to liabilities if any of the custom applications designed, built or modified by the Company for its clients are disrupted or fail. The Company believes it is likely that certain custom software applications it designed, built or modified in the past are non-Y2K compliant. The Company has not made a determination of which custom applications may not be Y2K compliant. Further, the Company has not determined the extent to which it may be legally responsible for either (i) fixing any non-Y2K compliant applications or (ii) the consequences of such non-compliance. The Company has not quantified the impact that the foregoing risk could have on its business. To better estimate the scope of this potential problem, the Company is planning to review representative samples of the custom applications it has worked on in its larger engagements in the past one to three years. To the extent this review indicates that any of such applications are not Y2K compliant, the Company will evaluate whether such non-compliance may result in liability for the Company. Even in the absence of legal liability, the Company may determine that it is in the Company's best interests to offer to fix non-compliant applications under a variety of arrangements including at no charge or at rates below the Company's normal rates. The failure of custom software applications delivered by the Company in the past to be Y2K compliant, and the liabilities or the need to devote additional resources that could result from such failure, could have a material adverse effect on the Company's business.

         4. The Company's sources of revenue could decline if clients' resources are diverted to the Y2K problem or if clients' operations are disrupted. If clients of the Company divert significant resources from new application development to addressing their Y2K problems, the Company's work for those clients would be reduced and the Company could experience a material decrease in its business overall. Currently, the Company is not able to predict the extent to which its clients will divert their resources to the Y2K problem or to estimate the impact, if any, this may have on the Company's revenues. The Company is evaluating whether it should take steps (such as making inquiries with the relevant persons within its clients' organizations) to attempt to quantify this risk.

                  In addition, business interruptions experienced by the Company's clients due to the Y2K issue could result in reduced demand for the Company's services (applications development or systems and networking) or delay in payment of the Company's invoices. Such interruptions could have a material adverse effect on the Company's business.

The Company has not yet devised, and may not be able to devise, a contingency plan that will adequately address all Y2K issues. Because of the uncertainty surrounding the Y2K issue, unforeseen and unpredictable costs and liabilities associated with the Y2K issue could materially adversely impact the business, prospects, financial condition and results of operations of the Company.

Safe Harbor Statement:

Statements made in this filing that are forward-looking, including, among others, statements describing the Company's plans and expectations regarding the Y2K issue, involve risks and uncertainties and are subject to change at any time. Such risks and uncertainties could cause the Company's actual results or experience to be materially different from the results predicted in such forward looking statements. These risks and uncertainties involve, among other things, client demand, dependence on the pharmaceutical industry, the attraction and retention of technical employees, concentration and mix of revenues, and the impact of the Y2K issue. These factors, as and when applicable, are disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:
                  3.1          Articles of Incorporation*
                  3.2          By-laws, as amended
                 11.1          Computation of Net Income Per Share
                 27.1          Financial Data Schedule

         (b)   Reports on Form 8-K:

               Form 8-K, dated September 9, 1998 and filed on September 15, 1998, The Company announced an agreement to merge with and be acquired by First Consulting Group, Inc. in a transaction to be accounted for as a "pooling of interests" and intended to qualify as a tax-free reorganization. This was reported in Item 5 of Form 8-K.

               Form 8-K, dated September 22, 1998 and filed on September 23, 1998, relating to information in connection with the agreement to merger with First Consulting Group, Inc. This was reported in
               Item 5 and 7 of Form 8-K.

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



                    Integrated Systems Consulting Group, Inc.


Date:  November 12, 1998                           By: /s/DAVID S. LIPSON
                                                       ------------------
                                                       David S. Lipson
                                                       Chairman, Chief Executive Officer,
                                                         President and Treasurer

Date: November 12, 1998                            By  /s/DAVID D. GATHMAN
                                                       -------------------
                                                       David D. Gathman
                                                       Executive Vice President, Finance and Administration,
                                                         Chief Financial Officer and Secretary (Principal
                                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX


    Number                 Description

     3.1                   Articles of Incorporation*
     3.2                   By-laws, as amended
    11.1                   Computation of Net Income Per Share
    27.1                   Financial Data Schedule


------------
* Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 333-00790) and incorporated herein by reference.